Form 10QSB
period 2004-09-30
GIGABEAM CORP
filed 2004-11-29
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

Form 10-QSB

_______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number: 333-116020)

_______________________

GigaBeam Corporation
(Exact name of registrant as specified in its charter)

_______________________

Delaware	3663	20-0607757
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

470 Springpark Place, Suite 900
Herndon, VA 20170
(Address of principal executive office)

(703) 378-0099
(Registrant’s telephone number, including area code)

_______________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).   Yes ☐ No  ☒

The number of shares of the registrant’s Common Stock outstanding on November 29, 2004 was  4,517,040.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Part I. Financial Information
Item 1. Financial Statements

GigaBeam Corporation
Development Stage Company
Condensed Balance Sheet
September 30, 2004

(unaudited)

ASSETS
Current assets:
Cash in checking account	$71,036
Prepaid expenses and other current assets	444,779
Total current assets	515,815

Property and equipment, net	53,007
Deferred offering costs	587,394
Deferred charges	429,000
Total assets	$1,585,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$621,055
Accrued liabilities	1,063,437
Notes payable, net of discount of $224,489	3,350,511
Total current liabilities	5,035,003

Commitments and contingencies	-

Stockholders’ deficit:
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding: 2,621,990 shares as of September 30, 2004	2,622
Additional paid-in capital	1,110,701
Deferred compensation	(48,820)
Deficit accumulated in the development stage	(4,514,290)
Total stockholders’ deficit	(3,449,787)
Total liabilities and stockholders’ deficit	$1,585,216

See accompanying notes to financial statements

GigaBeam Corporation
Development Stage Company
Condensed Statement of Operations

(unaudited)

	For the Three Months ended September 30, 2004	For the Period January 5, 2004 ("period of inception") to September 30, 2004
Total revenues	$-	$-

Expenses:
Research, engineering and development	1,046,935	2,699,571
General and administrative	399,337	924,158
Selling and marketing	209,714	463,507
Link operations	89,240	89,240
Interest expense	176,961	337,814

Net loss	$(1,922,187)	$(4,514,290)

Net loss per share, basic and dilutive	$(0.73)	$(1.73)

Weighted average shares outstanding, basic and diluted	2,621,990	2,615,079

See accompanying notes to financial statements

GigaBeam Corporation
Development Stage Company
Condensed Statement of Cash Flow
For the Period of Inception to September 30, 2004

(unaudited)

Cash flows from operating activities:
Net loss	$(4,514,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	198,511
Non cash acquisition of in-process research and development	200,000
Depreciation expense	4,041
Non-cash compensation charges	67,716
Non-cash research and development expense	144,788
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(444,779)
Accounts payable	520,693
Accrued liabilities	1,063,437
Total adjustments	1,754,407
Net cash used in operating activities	(2,759,883)

Cash flows used for investing activies:
Purchase of property and equipment	(43,109)
Web-site development	(13,940)
Net cash used for investing activities	(57,049)

Cash flows provided by financing activities:
Proceeds from notes payable	3,425,000
Repayments of notes payable	(50,000)
Deferred offering costs	(487,032)
Net cash provided by financing activities	2,887,968

Net increase (decrease) in cash	71,036

Cash at the beginning of the period	$-
Cash at the end of the period	$71,036

Non-cash operating transaction:
Common stock issued in connection with deferred charges	$429,000

See accompanying notes to financial statements

GigaBeam Corporation
Development Stage Company
Statement of Stockholders’ Deficit
For the Period of Inception to September 30, 2004

(unaudited)

	Total Stockholders'	Common stock issued		Additional paid	Deferred	Deficit accumulated in the development
	Deficit	Shares	Amount	in capital	Compensation	stage
Balance, January 5, 2004 (Inception)	$-	0	$-	$-	$-	$-
Issuance of common stock to founders	2	2,478,990	2,479	(2,477)	-	-
Issuance of common stock to supplier	429,000	143,000	143	428,857	-	-
Original issue discount	423,000	-	-	423,000	-	-
Issuance of warrants to supplier	144,788	-	-	144,788	-	-
Deferred compensation	-	-	-	57,730	(57,730)	-
Amortization of deferred compensation	8,910	-	-	-	8,910	-
Issuance of options to consultant and vendor	58,803	-	-	58,803	-	-
Net loss	(4,514,290)	-	-	-	-	(4,514,290)
Balance, September 30, 2004	$(3,449,787)	2,621,990	$2,622	$1,110,701	$(48,820)	$(4,514,290)

See accompanying notes to financial statements

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS

1. Description of the Business:

GigaBeam Corporation (“GigaBeam” or the “Company”), a Development Stage Company was incorporated in the State of Delaware on January 5, 2004. The Company’s fiscal year ends on December 31 of each year.

GigaBeam is engaged in the process of developing point-to-point wireless communications links, which will enable communications at multi-gigabits per second. In this regard, the Company has complemented its core technical team by forming strategic alliances with companies that have expertise and experience in the development and the manufacture of various components and modules that are included in the Company’s products. The goal is to deliver high performance low cost communications links, which will operate within the 71-76 GHz and 81-86 GHz spectrum. The Company will also provide service and maintenance programs for its hardware products.

Basis of Presentation

The interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 filed with the SEC on September 9, 2004. The Company adheres to the same accounting policies in preparation of interim financial statements.

2. Summary of Significant Accounting Policies:

Revenue Recognition

The Company is a Development Stage Company, has not generated revenue to date, and does not anticipate generating sales from shipments of its point-to-point wireless communications link hardware, and related service and maintenance programs until 2005. Revenue from sales of hardware will be recognized upon the successful installation of products. Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

Research, Engineering and Development

Internal research, engineering and development expenses are expensed as incurred. The Company has entered into agreements with third parties in connection with development collaborations of its technology. Amounts charged by third parties in accordance with these agreements, which are deemed to correlate to costs incurred by such parties, are expensed as incurred.

Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the conversion of debt and exercise of stock options and warrants. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies: — (Continued)

Income Taxes

The Company follows the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for employee related stock compensation under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its associated interpretations. As a result, the Company recognizes compensation expense equivalent to the excess of fair value over the exercise price at the date of grant.

As required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), the pro forma effects of recognizing the fair value of stock-based compensation on net loss has been estimated at the date of grant.

For purposes of the following pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods.

	Three Months ended September 30, 2004	Period of Inception to September 30, 2004
Net loss as reported	$1,922,187	$4,514,290
Less: Stock-based employee compensation determined under the intrinsic value method for all awards	(3,610)	(8,910)

Add: Stock-based employee compensation expense determined under fair value based method for all awards	66,371	83,560
Pro forma net loss	$1,984,948	$4,588,940

Net loss per share, basic and dilutive	$(0.76)	$(1.75)

Weighted average shares outstanding, basic and diluted	2,621,990	2,615,079

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies: — (Continued)

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

3. Notes Payable:

On January 26, 2004 and on April 19, 2004, the Company entered into agreements, as amended, with Ameristock Corp. (“Ameristock”), for notes payable in the amounts of $1,000,000 and $1,500,000 respectively, which are payable upon demand subsequent to the one- year anniversary of the issuance of the notes and bears interest at 10%. The Company has received all $2,500,000 as of September 30, 2004. These notes were then converted into Common Stock of the Company at the closing of the initial public offering (“IPO”) in October 2004. All of the accrued but unpaid interest on the Notes was paid in cash at the closing of the IPO.

In connection with the above, a warrant to purchase 40,000 shares was issued on January 26, 2004 and warrants to purchase 60,000 shares was issued in the second and third quarters of 2004. The warrant issued on January 26, 2004 was valued at $3.00 per share, based on a valuation report conducted by an independent appraiser. The warrants issued in the second and third quarters of 2004 were valued using an estimated stock value of $5.05, which is the initial public offering price. The resulting fair value of $423,000 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount is shown as a reduction to notes payable and the amortization of the debt discount is recorded as a component of interest expense. As a result of the debt discount, the effective interest rate on the note was approximately 13%.

The resultant book value of the debt at issuance date was approximately $2,077,000 which is convertible into $2,500,000 of common stock; therefore, there exists a beneficial conversion feature (“BCF”) of $423,000. The BCF will be recorded as interest expense in the fourth quarter of 2004, since the notes were repaid at the closing of the IPO in October 2004.

In April 2004, the Company issued two notes in the aggregate principal amount of $200,000 to Primecast to purchase its in-process research and development relating to a proposed short-range free space optics product design. One note, in the principal amount of $50,000, was repaid on July 10, 2004. The other note, in the principal amount of $150,000 and bearing interest at the rate of 5% per annum, was paid at the closing of the IPO in October 2004.

On September 3, 2004, the Company issued 10% notes payable aggregating $1.0 million. The Company recorded an original issue discount of $75,000. The notes were paid in full at the closing of the IPO in October 2004.

4. Income Taxes:

Through September 30, 2004, the Company had generated a net loss from operations; therefore no provision for income taxes has been recorded. Deferred tax assets of approximately $1,813,000, arising primarily from the net operating tax losses that will expire in 2024, have been fully reduced by a valuation allowance, because their ultimate realization is uncertain.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Stock Options:

During May 2004, the Company created the 2004 Stock Option Plan (the “Plan”) for the benefit of officers, directors, key employees, and important consultants to the Company. The Plan provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, and non-qualified stock options, to purchase an aggregate of up to 500,000 shares of common stock. The terms of the options are set at the time of grant by the administrative committee as set forth in the Plan. To date, the options issued under this Plan vest in four equal installments over four years, with the first 25% of the options vesting one year from the date of grant. The Plan provides that no one individual may receive options for more than 80% of the total number of shares of common stock authorized for issuance under this plan. The Company has issued 95,010 non-Plan stock options and 230,300 Plan stock options as of September 30, 2004.

A summary of the status of the Company’s Plan and non-Plan stock options issued to employees as of September 30, 2004 and changes for the period ending on that date is presented below:

	Number of Shares	Expiration Date	Weighted Average Exercise Price
Options outstanding at January 5, 2004	-	-	$-

Options granted, non-plan	25,005	2014	$1.00

Options granted, Plan	211,600	2014	$5.01

Options outstanding at September 30, 2004	236,605		$4.59

The Plan and non-Plan options are exercisable at a range of $1.00 - $5.05 per share and vest equally over four years, such that the first 25% of the options granted vest one year from the date of grant. The Company recorded $3,608 of compensation expense for the quarter ended September 30, 2004 and $8,910 for the period of inception to September 30, 2004, based on the intrinsic value of the options on the date of grant.

Data summarizing period ending options exercisable and weighted average fair value of options granted to employees during the quarter ended September 30, 2004 and the period of inception to September 30, 2004 is shown below:

	Three Months ended	Period of Inception to
Options Exercisable	September 30, 2004	September 30, 2004
Options exercisable at period end	-	-

Weighted Average exercise price	$5.05	$4.59

Weighted average fair value of options granted during the year	$5.05	$4.83

Weighted average remaining contractual life (years)	9.8	9.6

The Company also issued 70,005 non-plan stock options and 18,700 Plan stock options to non-employees during the period ended September 30, 2004. The options exercise prices range from $1.00 to $5.00 per share and vest equally over four years, such that the first 25% of the options granted vest one year from the date of grant. The fair value of the options was estimated to be $3.00 per share for options issued through March 31, 2004 and $5.05 per share for options issued thereafter and the remaining contractual life is 9.6 years at September 30, 2004. In connection with these options, the Company expensed $28,287 during the quarter ended September 30, 2004 and $58,810 for the period of inception to September 30, 2004.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Agreements with Suppliers:

As of September 30, 2004, the Company has entered into the following agreements:

(a)     ThinKom Solutions, Inc. (“ThinKom”) — On January 5, 2004, GigaBeam entered into a Strategic Alliance Agreement, as amended on April 28, 2004, with ThinKom, pursuant to which ThinKom would engineer and manufacture products for GigaBeam.

In exchange for entering into the agreement, ThinKom received 143,000 shares of common stock. Such shares are non-forfeitable. The fair value of the shares issued was calculated at $429,000 and has been recorded as deferred charges and additional paid-in capital on the accompanying balance sheet. Such amount will be recorded as charges to cost of sales as product is received over the period of the agreement. The amount of expense recorded in each period will be based on the minimum number of units to be purchased from ThinKom over the period of the agreement. No such charges were recorded during the period ended September 30, 2004.

The agreement, as amended on April 28, 2004, provides for minimum purchase lot orders for antenna modules. In addition, ThinKom is to earn licensing fees based on a percent of GigaBeam’s revenue for four years, unless there is a seventy-five percent (75%) change of ownership in GigaBeam. Upon this change in ownership, ThinKom will sell the product to GigaBeam at a multiple of its manufacturing costs, in lieu of receiving the licensing fees.

The agreement also provides that ThinKom will issue to GigaBeam common stock in ThinKom prior to the end of each calendar year with the amount of stock to be issued to be calculated by dividing the amount of license fee paid to ThinKom in the same year by the price per share of the ThinKom common stock. The price per share of ThinKom common stock shall be based upon outside investments in ThinKom or by mutual agreement between ThinKom and GigaBeam management. If ThinKom and GigaBeam management cannot mutually agree on a price per share, then both parties shall mutually agree on a third party agent to set the market price per share of the stock. GigaBeam shall pay any costs associated with the valuation of ThinKom’s common stock. The price per share of ThinKom’s common stock for the purpose of this award shall be set no more than once per year and as close as practical to the date of award of the stock. Under this program, GigaBeam shall acquire no more than five percent (5%) of ThinKom’s common stock with the calculation to be based upon the amount of stock outstanding on a fully diluted basis (including this proposed stock amount) as at execution of this Agreement.

In terms of the agreement, as amended, the Company is obligated to make the following minimum purchase lot order payments:

Quarter 2, 2004	$100,000
Quarter 3, 2004	275,000
Quarter 4, 2004	275,000
Fiscal 2005	1,225,000
Fiscal 2006	1,400,000
Fiscal 2007	4,600,000
Fiscal 2008, and each year thereafter (if renewed)	8,800,000

The Company has made payments in the amount of $70,000 to ThinKom during the quarter ended September 30, 2004 and $170,000 for the period of inception to September 30, 2004. The Company has not received any product as of September 30, 2004. Such amount has therefore been recorded as a prepaid expense. The Company has accrued $205,000 as of September 30, 2004, and was subsequently paid to ThinKom in October 2004.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Agreements with Suppliers: - (Continued)

(b)     Sophia Wireless, Inc. (“Sophia”) — On February 6, 2004, GigaBeam entered into a Strategic Alliance Agreement, as amended on April 22, 2004, with Sophia pursuant to which Sophia will carry out development of a product to be used in GigaBeam’s product. The terms of the agreement provide for the Company to make the following non-recurring engineering payments:

Initial payment upon funding of Gigabeam in February, 2004	$150,000
March, 2004	100,000
April, 2004	100,000
May, 2004	100,000
June, 2004	100,000
July, 2004	100,000
August, 2004	100,000

The Company has made payments in the amount of $50,000 to Sophia during the quarter ended September 30, 2004 and $600,000 for the period of inception to September 30, 2004. The Company has accrued $150,000 as of September 30, 2004, and was subsequently paid to Sophia in October 2004.

Such payments are intended to mirror the expenditures incurred by Sophia in developing the product and, as such, the Company is expensing these payments as they become due, or when the costs are incurred by Sophia, if faster.

Upon delivery of a product that meets GigaBeam’s specifications, GigaBeam and Sophia will enter into negotiations related to Sophia’s manufacture of the product. The cost at which such product will be delivered to GigaBeam will be determined based on current industry prices at the time, based on a multiple of Sophia’s manufacturing costs.

Included in the agreement are certain performance incentives, whereby each company shall issue stock warrants to the other company at completion of four milestones as defined in the agreement. The milestones that Sophia must meet to obtain warrants are the successful completion of design, build and test of a product to the specifications of the Company as defined in the agreement. The milestones that the Company must meet to obtain warrants of Sophia are full payment of the $750,000 of non-recurring engineering costs and, thereafter, the milestones relates to quantities of products purchased from Sophia.

Sophia met their first milestone and, on May 10, 2004, the Company issued to Sophia a warrant to purchase 35,750 shares. The fair value of the warrant was $144,788, which was recorded as research and development expense.

As of September 30, 2004, the Company has not completed a milestone as defined in the agreement.

(c)     On May 7, 2004, the Company entered into a Strategic Alliance Agreement with Mantaro Networks, Inc. (“Mantaro”) to develop a product and technology to be used with GigaBeam’s product.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Agreements with Suppliers: - (Continued)

The terms of the agreement provide for the Company to make the following non-recurring engineering payments:

Quarter 2, 2004	$150,000
Quarter 3, 2004	200,000
Quarter 4, 2004	75,000
Fiscal 2005	100,000
Fiscal 2006	100,000
Fiscal 2007	100,000
Fiscal 2008, and each year thereafter (if renewed)	100,000

The Company has made payments in the amount of $24,000 to Mantaro during the quarter ended September 30, 2004 and $200,000 for the period of inception to September 30, 2004. The Company has accrued $200,000 as of September 30, 2004, and was subsequently paid to Mantaro in October 2004.

Such payments are intended to mirror the expenditures incurred by Mantaro in developing the product and, as such, the Company will expense these payments as they become due, or when the costs are incurred by Mantaro, if faster.

(d)     In May 2004, the Company entered into a Strategic Alliance Agreement with Core Source Technologies, LLC (“Core Source”).

Under the terms of the agreement with Core Source, the Company will pay a minimum of $85,000 in 2004 and a minimum of $50,000 for each year thereafter for non-recurring engineering fees. In addition to the non-recurring engineering fees, the Company has agreed to purchase a minimum number of components from Core Source for the Company’s proposed products during the life of the agreement. The agreement has an initial term of five years and automatically extends for additional one-year terms until terminated in accordance with its terms.

The Company has made payments in the amount of $86,000 to Core Source during the quarter ended September 30, 2004 and $101,000 for the period of inception to September 30, 2004. The Company has accrued $34,000 as of September 30, 2004, and was subsequently paid to Core Source in October 2004.

7. Commitments and Contingencies:

(a)     The Company has entered into a lease agreement to sublet a portion of a facility located in Chantilly, Virginia, which is occupied by Sophia, with whom the Company has formulated a strategic alliance. (See Note 6). The lease agreement provides for a minimum rent payment of $3,000 per month. The lease commenced on February 1, 2004 and ended on September 30, 2004 and the Company currently occupies space on a month to month basis. Office rent expense was $9,000 for the quarter ended September 30, 2004 and $24,000 from February 1, 2004 to September 30, 2004. The Company will be moving its headquarters and operations from Chantilly, Virginia to Herndon, Virginia per a new lease agreement (see Notes 8b and 8c) on or about November 29, 2004.

(b)     The Company has entered into various consulting and employment agreements with key management personnel. Agreements with key members of management are generally one year in length, on an at-will  basis, and provide for compensation payments. Such agreements are automatically renewed annually unless either party gives sufficient notice of termination.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies: - (Continued)

(c)     The Company has entered into an agreement to lease test equipment for its engineering and manufacturing operations. The lease agreement provides for aggregate lease payments of $27,901 per month for 18 months with a $1.00 purchase option at the end of the lease. The Company has not received any equipment as of the date of this filing and therefore, no lease payments have been made.

8. Subsequent Events:

(a) On October 19, 2004, the Company completed its IPO. The Registration Statement (No. 333-116020) was declared effective by the Securities and Exchange Commission on October 13, 2004. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the IPO was approximately $5.6 million. The “pro forma” balance sheet as of September 30, 2004 is presented to give effect at that date to the following subsequent events:

• the automatic conversion, upon the consummation of this offering, of all $2,500,000 principal amount of our 10% convertible notes, including the $1,000,000 note issued in connection with the Company’s January 2004 Ameristock financing and the notes in the aggregate principal amount of $1,500,000 issued in connection with our April 2004 Ameristock installment financing, into an aggregate of 495,050 shares of our common stock;

• the assumed exercise of the 100,000 warrants issued by the Company with only a nominal exercise price in connection with the Ameristock financings; and

• The Company’s receipt of the estimated net proceeds of approximately $5.6 million from the sale of 1,300,000 shares of our common stock and 1,300,000 redeemable warrants in this offering (gross proceeds less the underwriting discount and the estimated offering expenses payable by us from the offering proceeds) and our anticipated application of those proceeds, including for the payment of interest accrued as of September 30, 2004 in the amount of $138,000 and the repayment of a $150,000 note issued to Primecast in April 2004 and the $1.0 million aggregate face value of the bridge notes isssued in September 2004.

• The Company’s accumulated deficit increased by an additional $722,489 to reflect the write-off of previously recorded debt discounts in the amount of $299,489 and the effects of a $423,000 beneficial conversion feature related to the debt, each of which is described below.

• In connection with the issuance of the 10% convertible notes to Ameristock Corp., the Company issued warrants to purchase an aggregate of 100,000 shares of our common stock at the nominal exercise price of approximately $.001 per share. For accounting purposes, 40,000 of these warrants have been assigned a fair value of $3.00 per warrant, or $120,000 in the aggregate, and 60,000 of these warrants have been assigned a fair value of $5.05 per warrant, or $303,000 in the aggregate, all $423,000 of which was recorded as an original issue discount on the debt and is being amortized over the term of the 10% convertible notes. The debt discount is shown as a reduction to the 10% convertible notes and the amortization of the debt discount is recorded as a component of interest expense. Through September 30, 2004, $198,511 of the debt discount was amortized on the historical financial statements. The remaining $224,489 balance of the debt discount will be charged to interest expense in the fourth quarter upon the consummation of this offering as shown below in the “pro forma” ending balances.

• The resultant aggregate book value of the Ameristock debt at the issuance dates was $2,077,000. Since this $2,077,000 is convertible into $2,500,000 of our common stock, there exists a beneficial conversion feature of $423,000. Upon consummation of this offering, this $423,000 beneficial conversion feature will be recorded as interest expense as depicted in the “pro forma” ending balances.

GigaBeam Corporation
Development Stage Company

NOTES TO FINANCIAL STATEMENTS — (Continued)

8. Subsequent Events: - (Continued)

• In connection with the issuance of the 10% notes issued in the bridge financing during September 2004 with an aggregate face value of $1,000,000, the Company recorded an original issue discount of $75,000. The debt discount will be amortized over the term of the bridge notes. The debt discount is shown as a reduction of the bridge notes and the amortization will be recorded as a component of interest expense. The remaining balance of the debt discount will be charged to interest expense upon consummation of this offering as shown above in the “pro forma” ending balances.

	As of September 30, 2004
ASSETS	Actual	Pro forma
Total current assets	$515,815	$4,749,821
Total non-current assets	1,069,401	482,007
Total assets	$1,585,216	$5,231,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$5,035,003	$1,341,998
Commitments and contingencies	-	-
Total stockholders’ equity (deficit)	(3,449,787)	3,889,830
Total liabilities and stockholders’ equity (deficit)	$1,585,216	$5,231,828

(b)     The Company has entered into a three year lease agreement to lease a 5,397 square foot facility located on 470 SpringPark Place, Suite 900, Herndon, Virginia 20170. The lease agreement provides for rent expense of $5,600 per month and escalates by 3% each year. The lease commences on November 29, 2004 and ends on November 30, 2007. The Company will headquarter its operations at this location as well as the location described in 8(c) below.

(c)     The Company has entered into a lease agreement to sublet a 3,803 square foot facility located on 470 SpringPark Place, Suite 500, Herndon, Virginia 20170 (adjacent to Suite 900 above). The lease agreement provides for rent expense of $3,200 per month and escalates by 3% each year. The lease commences on December 15, 2004 and ends on January 16, 2006.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relate to our financial condition and results of operations for the three months ended September 30, 2004 and for the period of inception (January 5, 2004) to September 30, 2004, and should be read in conjunction with our financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-QSB.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our limited operating history and operation as a development stage company, our lack of revenues to date, our ability to meet our future capital requirements, distinguish our products and gain market acceptance, establish sales channels, source sufficient quantity of components, manufacture our products in commercial quantities and source sufficient quantity of components, and develop products that keep pace with industry standards, the rate at which potential customers adopt our solutions, the performance of strategic partners and third-party vendors, our strategic partners ability to keep pace with industry advances, and the efforts of our senior management. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Overview

We are a development stage company that was incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. Our primary business is to design, develop, sell and service point-to-point communications links capable of transmission speeds in excess of a gigabit-per-second. Our products will operate in the 70 GHz and 80 GHz bands. These products will be marketed to network providers, communications and IT service providers, Fortune 500 companies, government and military entities and other companies seeking to quickly and cost-effectively establish fiber-speed wireless links between two or more buildings or between a building and the fiber optic backbone in metropolitan areas.

As a result of the efforts and industry reputation of our founders and our relationships with our strategic alliance partners, we expect to be among the first to market with wireless communications products that deliver multi-gigabit-per-second transmission speeds and take advantage of the new service rules that promote commercial use of the 70 GHz, 80 GHz and 90 GHz bands. We will seek to exploit this first to market advantage, together with efficient research and development efforts and an ongoing pursuit of “best-of-breed” technologies and components, to establish and maintain a leadership position in our industry.

Since our inception in January 2004, we have concentrated our efforts primarily on the design, development and engineering of our initial products, both internally and in conjunction with our strategic partners, most of which has been funded with proceeds from the $2.5 million in aggregate private convertible debt financing we have received from Ameristock and $1.0 million bridge loan financing. We have not yet commenced commercial operations or generated any revenues. As a result, we currently have negative working capital and our auditors issued a going concern opinion, which expresses substantial doubt about our ability to continue as a going concern without adequate financing, in connection with our June 30, 2004 financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the Notes to Financial Statements. The application of these policies requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we will evaluate our estimates including those related to revenue recognition, research, engineering and development, bad debts and valuation of goodwill and other intangibles.

Revenue Recognition

As a development stage company, we have generated no revenues to date. We do not anticipate being able to recognize revenue from deployments of our point-to-point wireless communications units and related service and maintenance programs until 2005. Revenue from sales of our units will be recognized upon their successful installation ( i.e. , when they have met contractually designated performance criteria). Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

Research, engineering and development

Internal research, engineering and development expenses are expensed as incurred. We have entered into agreements with third parties in connection with development collaborations relating to technology utilized in our products. Amounts charged by third parties in accordance with these agreements, which are deemed to correlate to costs incurred by such parties, are expensed as incurred.

RESULTS OF OPERATIONS

Research, engineering and development. Research, engineering and development expenses consist primarily of contract engineering, compensation related costs for engineering personnel, and materials used in the design and development of our technologies. Research, engineering and development expenses were $1.0 million for the quarter ended September 30, 2004 and $2.7 million for the period of inception to September 30, 2004.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, travel, legal and accounting fees, and insurance. General and administrative expenses were $399,000 for the quarter ended September 30, 2004 and $924,000 for the period of inception to September 30, 2004.

Selling and marketing.  Selling and marketing expenses consist primarily of employee compensation and related costs, public relations, and travel expenses. Selling and marketing expenses were $210,000 for the quarter ended September 30, 2004 and $464,000 for the period of inception to September 30, 2004.

Link operations. Link operations will provide installation and support for the Company’s products. Link operation expenses consist primarily of employee compensation and related costs, travel, and outside contractor expenses. Link operations commenced in the third quarter 2004 and were $89,000 for the period ended September 30, 2004.

Liquidity and Capital Resources

Cash used in operating activities was $2.8 million for the period of inception January 5, 2004 to September 30, 2004. Cash used in operating activities is primarily derived from the net loss, as adjusted for non-cash items such as depreciation, amortization of the debt discount, acquisition of in-process research and development, stock option compensation, issuance of a warrant to supplier, and changes in operating assets and liabilities.

Net cash used in investing activities was $57,000 for the period of inception January 5, 2004 to September 30, 2004 included property and equipment purchases of $43,000 and web-site development expenditures of $14,000.

Net cash provided by financing activities was $2.9 million for the period of inception January 5, 2004 to September 30, 2004 included $3.4 million in net proceeds from notes payable offset by $487,000 in payments associated with our IPO (including registration, underwriter, legal and accounting fees).

On October 19, 2004, the Company closed an initial public offering of its common stock and warrants (the “IPO”). The registration statement No. 333-116020 was declared effective by the Securities and Exchange Commission on October 13, 2004. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the IPO were approximately $5.6 million.

After the end of 2004, we expect to require an additional $13.4 million to fully implement our business plan, including the completion and general commercial deployment of our next two products, the 10 GigE and OC-192, through the end of the third quarter of 2005. Such additional funds are expected to come from revenues and accounts receivable financing, which are anticipated to commence in the first quarter of 2005. If we should need additional funds sooner than currently anticipated, we may also, if necessary, seek additional debt or equity financing.

 In light of the embryonic nature of our target markets and the wireless point-to-point industry in general, as well as our limited history, it is difficult for our management to fully identify and assess any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our products, widespread customer acceptance and usage of the relatively new wireless point-to-point technology and the newly authorized 70 GHz and 80 GHz frequencies for commercial use, and the increasing penetration of broadband Internet access in the mainstream market. If any of these trends or uncertainties change unfavorably, we may not be able to recognize revenues or obtain accounts receivable financing in the first quarter of 2005 as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures and/or curtail our operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GigaBeam have been detected.

Part II. Other Information

2. Changes in Securities and Use of Proceed

On October 19, 2004, the Company closed an initial public offering of its common stock and warrants (the “IPO”). The registration statement No. 333-116020 was declared effective by the Securities and Exchange Commission on October 13, 2004. The Company sold 1,300,000 shares of common stock at the public offering price of $5.05 per share and 1,300,000 redeemable warrants at $.05 per warrant. The managing underwriter of the offering was HCFP/Brenner Securities LLC.

The aggregate gross proceeds from the sale of the 1,300,000 shares of common stock and 1,300,000 redeemable warrants was approximately $6.6 million. The net proceeds to the Company from the offering were approximately $5.6 million after deducting the underwriting discounts and commissions and the offering expenses of approximately $1.0 million. None of such payments were to directors, officers, ten percent shareholders or affiliates of the issuer.

Given that the Company's IPO commenced after the reporting period covered by this Form 10-QSB, and that the proceeds were also not received until after the end of such period, there are no uses of net proceeds during the reporting period to report in accordance with the Form 10-QSB requirements.

6. Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

By: /s/ Gilbert G. Goldbeck.
       Gilbert G. Goldbeck.
       Chief Financial Officer

Date: November 29, 2004

