Form 10KSB
period 2004-12-31
GIGABEAM CORP
filed 2005-04-15
CIK 1279831

_______________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ____________________

Commission File Number 0-50985

                                            GIGABEAM CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	20-0607757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

470 Springpark Place, Suite 900
Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (571) 283-6200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the year ended December 31, 2004 were $0.00.

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at March 28, 2005 was approximately $14,022,000. (Amount was computed using the last sale price as of March 28, 2005 of the common stock as quoted on the OTC Bulletin Board, which was $7.40. Shares of common stock held by executive officers, directors, and each person who beneficially owns 10% or more of the common stock have been excluded from the calculation. (1)

As of March 28, 2005, the issuer had 4,767,540 shares of its $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents Incorporated by reference: None

(1) This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% or more stockholder is an affiliate of the registrant.

PART I

Safe Harbor for Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking” statements as defined by federal securities laws. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, proposed new products or developments, future economic performance and plans and objective of our management for future operations are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statement. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements anticipated, expressed or implied by these forward-looking statements. Forward-looking statements should be evaluated in light of the risks and uncertainties described in this Form 10-KSB, including Item 6 -Plan of Operations - Certain Factors Which May Effect Future Results.

ITEM I. DESCRIPTION OF BUSINESS

General

We are a development stage company that was incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. We became a full reporting company under Section 12 of the Securities Exchange Act of 1934, as amended, on October 13, 2004. Our common stock and common stock purchase warrants are quoted on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities, under the symbols “GGBM” and “GGBMW,” respectively.

Our primary business is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second under the trade name “WiFiber™.” Our products will initially operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amount of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs will allow for wireless communications at previously unattainable fiber-equivalent speed and reliability. We also believe that we were one of the first entrants into this new and emerging market with the commercial deployment of our first communications link in March 2005.

The GigaBeam wireless communications solution is a point-to-point, line of sight, wireless high-speed communications link established between two GigaBeam transceiver units, which are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. Our transceiver units are designed to provide wireless link transmission of data at speeds equivalent to the transmission speeds obtained with fiber and to transmit that data 99.999% of the time, or with less than 5 minutes of unavailability or downtime per year (typically referred to as “five 9s availability”) in all weather conditions at distances of up to one mile. Our target customers are network providers, communications and IT service providers, Fortune 500 companies, government and military entities and other enterprises seeking cost-effective “virtual fiber” solutions.

We are a development stage company and have had a very limited history, as we were formed on January 5, 2004, and since then, our focus has primarily been on the engineering and development of our first products. None of our products were commercially deployed until March 2005. As a result, we have not yet generated any revenues, have no operating history, and our historical information is not indicative of our future financial performance.

Recent Developments

On May 7, 2004, we effected a 1- for-1,500 forward stock split. The information in this Annual Report on Form 10-KSB reflects this stock split.

On January 28, 2005 and February 1, 2005, we issued an aggregate of $2.5 million principal amount of 8% senior notes, referred to as “Notes”, with common stock purchase warrants, referred to as “Private Warrants,” to accredited investors in an asset-backed financing for aggregate net proceeds of approximately $2,170,000.

The Notes mature on January 28, 2008. The principal amount of the Notes is convertible at the election of the holders into shares of our common stock at $8.00 per share, commencing April 1, 2005. One-half of the interest on the Notes will be payable in cash, semi-annually beginning July 31, 2005, and the balance will be payable, on the earlier of the Notes' maturity or conversion, in cash or, at each holder's option, shares of our common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of our common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are secured by substantially all of our assets as well as the personal pledge of shares of our common stock by each of our chief executive officer and president. We may not incur additional indebtedness for borrowed money that is senior to or pari passu to the Notes without the prior written consent of holders of 50% or more of the principal amount of the Notes then outstanding, subject to certain exceptions for accounts receivable and equipment financings.

The Private Warrants are exercisable to purchase an aggregate of 446,429 shares of our common stock at an exercise price of $7.00 per share from April 1, 2005 through January 28, 2011. We have agreed to file a Registration Statement on or about May 1, 2005 covering the Private Warrants and the shares of our Common Stock issuable under the Notes and Private Warrants. In the event we conduct another financing prior to September 30, 2005, holders of the Notes will have the right to convert all or a portion of the then outstanding principal amount of their Notes, plus applicable interest, into the securities issued in such financing. We may redeem all but not part of the outstanding Private Warrants as provided under the terms of the Private Warrants.

In January 2005, Mr. Louis S. Slaughter, our chief executive officer, became acting chief financial officer upon the resignation of Gilbert G. Golbeck.

In connection with the consummation of our initial public offering on October 19, 2004 and the exercise of a portion of the underwriter’s over-allotment option on December 1, 2004, we sold in the aggregate 1,386,400 shares of our common stock and redeemable warrants to purchase up to 1,428,400 shares of our common stock for net proceeds of approximately $5.5 million. As of April 5, 2005, we had received an aggregate of $888,295 of proceeds from the exercise of redeemable warrants for 175,900 shares of our common stock and issued 175,900 shares of our common stock in connection with the exercise of those warrants.

In March 2005, we installed our first commercial GigE link for Microwave Satellite Technologies, Inc. in New York City between the Trump International Hotel & Tower at Columbus Circle and a residential Trump building at 180 Riverside Boulevard.

In March 2005, our 2004 Stock Option Plan was amended to increase the number of shares of common stock available for issuance under the 2004 Stock Option Plan from 500,000 to 1,100,000.

Industry Background

Network providers, service providers, businesses and government and military entities are increasingly seeking cost-effective methods to:

•	bring fiber-speed communications services to buildings and desktops;

•	provide network alternatives or redundancy for their existing communications systems;

•	connect multiple buildings, in a campus setting, using a dedicated network;

•
increase the capacity of their existing communications systems to enhance the quality of their transmissions, including for such services as voice-over IP (or VoIP), the new voice technology that deploys voice over IP data packets allowing users to bypass the expensive legacy telephone network infrastructure; and

•	establish high-speed data backhaul to accommodate increased demand for data intensive mobile services, such as 3G and 4G cell phone systems and Wi-Fi networks.

However, the unavailability of fiber optic connectivity and the shortcomings of other existing communications alternatives with respect to transmission capacity make it difficult, if not impossible, to address these needs in a great number of circumstances.

The “last mile” gap

According to Cisco Systems Inc.’s May 16, 2003 ex parte filing with the FCC in support of the commercial use of the 71-76 GHz and 81-86 GHz spectrum bands, only 5% of the 750,000 commercial enterprises (defined as those having more than 20 employees) in the United States had fiber connections reaching them. The Cisco Systems’ filing also claimed that 75% of these enterprises are located within one mile of a fiber backbone connection, or POP (point of presence). The installation of fiber over this last mile, especially in the metropolitan areas where most of these enterprises are located, is, in most cases, cost-prohibitive and difficult. In addition, existing connections from these enterprises to the fiber optic backbone are often inadequate to meet growing demand for high-capacity data services.

The resultant communications barrier is often referred to as the “last mile” gap. Carriers typically have to overcome cost, time, technological and other barriers when trying to bridge this last mile gap, and, as the demand for data intensive applications at gigabit speeds increases, the search for a cost- effective solution to the last mile problem intensifies.

Pre-GigaBeam Communications Alternatives

To date, the alternatives that have been used to bridge the last mile gap or otherwise provide broadband connectivity are based on copper, fiber, fixed microwave and lower millimeter wave wireless and other fixed wireless technologies including free space optics (laser based technologies).

Copper technologies. Copper wiring is the most prevalent and entrenched of the connectivity technologies currently being utilized. Copper solutions include T-1 lines, DSL, cable modems and telephone lines. These alternatives, while the most common of the solutions available, and the ones generally favored by the established telecommunications providers, like the incumbent local exchange carriers, generally provide slower data transmission rates. Many in the industry believe that copper alternatives will eventually become less desirable as the demand for data intensive applications at gigabit-per-second speeds increases.

Fiber optic cable. Fiber optic cable offers significantly greater bandwidth than copper, but this alternative is accompanied by substantial and, for most users, prohibitive up-front costs, as well as substantial time delays associated with the digging of trenches and the laying of terrestrial fiber cable. In addition, businesses relying on the fiber connections of incumbent local exchange carriers can be charged as much as $15,000 per month or more by these carriers for gigabit-per-second communications links across just a few city blocks. Thus, while it would be the best solution from a purely result-oriented view, since it carries the largest capacity of bandwidth to the end-user, the attendant costs of fiber optic cable make it a non-option for most businesses - as is demonstrated by Cisco Systems’ finding in its FCC filing that only approximately 5% of U.S. enterprises with greater than 20 employees were connected to the fiber backbone via fiber.

Fixed wireless technologies. Fixed wireless alternatives encompass both the optical technologies and the radio frequency technologies, most of which are point-to-point based or multi-point based. The bandwidth capacities of the fixed wireless alternatives depend on the type of technology used and the amount of radio frequency spectrum in which these technologies operate. Generally, the higher the spectrum, the larger the bandwidth. All of the fixed wireless alternatives are affected to some degree by atmospheric or weather related conditions, such as fog, snow and/or rain.

Free space optics. Technologies based on free space optics (FSO) operate in the very highest band of the frequency spectrum, over 200 times higher than the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies, and could potentially be similar in data rates to fiber optic cable. FSO operates when a laser transmitter generates focused light waves that carry data through the atmosphere to an optical receiver that recognizes those light waves. However, while FSO data transmission rates are extremely high, the transmission signal at this upper end of the spectrum is seriously weakened by fog and can also be affected by atmospheric rain fade. For example, using current technology, FSO communication links cannot provide 99.999% availability for distances of more than 500 yards in many East Coast metropolitan regions. In addition, FSO alternatives are negatively affected by birds and other objects blocking their beams and by direct sunlight.

Lower frequency band technologies. Radio frequency technologies like local multipoint distribution services (LMDS), wireless fidelity (Wi-Fi), multipoint microwave distribution systems (MMDS) and cellular wireless, generally operate in the lower frequency bands. These lower frequency bands include the 38.6 GHz through 40 GHz bands, the 28 GHz and 31 GHz bands (LMDS), the 24 GHz band, the 2.5 GHz and 2.7 GHz bands (MMDS), the 2.4 GHz and 5 GHz bands (Wi-Fi, or 802.11a, b or g technologies), and the bands around 1.0 GHz (cellular wireless). These technologies are constrained in their respective transmission speed due to the limited amount of frequency spectrum available, which typically, for standard non-complex radios, permit transmission speeds of only 155 megabits per second, or 15% of the anticipated speed of our first product, the GigaBeam GigE. Accordingly, these smaller bandwidth technologies, like their copper counterparts, are unable to satisfy demands for gigabit speed data transmission. In addition, while less susceptible to problems associated with rain fade than the other millimeter wave bands, radio frequency technologies operating in the licensed microwave and lower millimeter wave bands have often been viewed as cumbersome because of the geographic-based licensing methodology used by the FCC in these bands. This licensing methodology has often resulted in limited deployment or deployment time delays and led to monopolistic holds on certain bands of spectrum by large communications companies.

60 GHz band technologies. The 60 GHz spectrum is license free, requiring no approval from the FCC for deployments within its wave band and thus no protection against interference, accidental or intentional. The license-free nature of this wave band significantly increases the potential for interference, especially in densely populated metropolitan areas. That threat of interference may pose a problem for enterprises and other users who do not wish to risk large capital investments in ancillary hardware. Despite this, recently, there have been several introductions of fixed wireless technologies that utilize the 60 GHz radio frequency band. These alternatives have higher speed capabilities than the Wi-Fi and other microwave and lower millimeter wave technologies. However, communications links based upon 60 GHz technologies are weakened by interactions with the oxygen molecule and cannot achieve distances with effective communications beyond one kilometer. In addition, the FCC has limited the amount of power that can be utilized by their transmitters and antennae to such a low level, approximately 1/20,000 of that permitted in the 71-76 GHz and 81-86 GHz frequencies, that these technologies are incapable of satisfactory performance for distances greater than 1/2 mile through rain. They are ideal, however, for supporting local area, or intra-building as opposed to inter-building, Wi-Fi solutions when multi gigabit speeds are required.

Shortcomings of the Pre-GigaBeam wireless technologies

Telecommunications providers and others have attempted in the past to utilize the various wireless technologies discussed above for the delivery of last-mile communications services to businesses as an alternative to the installation of fiber. However, a true wireless alternative to fiber needs to provide high-speed transmission rates, the ability to establish links between distances that are meaningful within a metropolitan area and the ability to power through rain and other weather conditions. Most importantly, it needs to provide the foregoing with five 9s availability. In addition, a wireless alternative to fiber needs to be quickly deployable and materially more cost-efficient than fiber. Ultimately, as a result of the physical characteristics of the portions of the spectrum in which these wireless technologies operate, and the performance limitations of the products based on these technologies, they fail to meet the criteria necessary to prove them viable alternatives to fiber.

Our emerging opportunity

During recent years, there have been advances in radio and semiconductor technologies that are now allowing for the economic design and production of wireless communication products operating in the 71-76 GHz and 81-86 GHz portions of the radio spectrum. In these frequencies, the spectrum’s characteristics allow for the delivery of fiber-quality transmission rates and reliability without the problems so often encountered by previous wireless technologies.

Until recently, use of the 71-76 GHz and 81-86 GHz bands was not commercially viable given existing technology and the costs and manufacturing difficulties associated with the creation of products capable of operating in these frequencies. However, as a result of recent and significant advances in upper millimeter wave radio technology and the FCC’s recent adoption of service rules that encourage commercial use of this spectrum, there exists an opportunity to design, market, sell and deploy wireless communications products that provide fiber-speed connectivity with five 9s availability on a cost-effective basis across the last mile. We were formed to take advantage of this opportunity.

The GigaBeam last mile communications solution or “virtual fiber” link

The GigaBeam wireless communications solution is a protocol independent, high-speed, point-to-point and line-of-sight wireless communications link established between two GigaBeam transceiver units. Our “virtual fiber” links are used to bridge networks from one location to another or carry data traffic from remote locations to a service provider’s core network.

Each of our communications links can be established between two buildings or locations by installing a GigaBeam transceiver unit on the rooftop or at one of the windows of each building. These two transceiver units are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. The GigaBeam transceiver unit on each building is also connected via cables and switches to a communications network within its building, such as a local area network used by one of the building’s enterprises or a city, nation or global wide area network with a fiber optic backbone connection in the building. As a result, once a GigaBeam link is established between the two buildings, the internal networks in each building are wirelessly connected and communications traffic can be carried from one network to the other. By running a network cable directly between two “back-to-back” transceiver units, each of which is then wirelessly linked to a transceiver unit on another building, an operator can also connect more than two locations to form a more extensive network or “virtual fiber” loop, as demonstrated by the following graphic:

The GigaBeam wireless communications solution is able to address the “last mile” needs of its customers in a variety of circumstances, including the following:

•
alternative or redundant access - by adding our GigaBeam “virtual fiber” links between two or more networks already connected via traditional fiber links, the GigaBeam solution provides customers with an economical and resilient means of obtaining fiber optic backbone access diversity and disaster recovery, as shown below:

•
local area network campus - our GigaBeam “virtual fiber” links will provide customers with a flexible, fast and safe way to establish campus connectivity and fiver optic backbone access, as shown below:

•
wireless backhaul - our GigaBeam “virtual fiber” links will provide customers with a high speed, low cost and scaleable means of increasing data and voice traffic to and from hard-to-reach cell towers or where the deployment of terrestrial fiber is not economical, as shown below:

•
remote storage access - our GigaBeam “virtual fiber” links will provide customers with a secure, protocol independent and low latency (that is, with low delay) means of accessing data from a remote data storage location, as shown below:

Our GigE unit was commercially released and our first installation of a GigE link was completed on March 2005 and is designed to operate at fiber-equivalent speeds of approximately 1.25 gigabits-per-second. Our OC-48 unit is scheduled for commercial deployment in the second half of 2005 and is being designed to operate at 2.5 gigabits-per-second. Our 10 GigE unit and OC-192 unit are scheduled for commercial release and deployment during the first half of 2006 and are being designed to operate at even higher speeds (10 and 9.953 gigabits per second) - all of which are speeds that traditional copper alternatives, such as T1 lines and DSL, can only match through bundling. For example, to effectively compete with the GigE’s speed, over 600 T1 lines or 1,000 DSL connections would need to be bundled. In addition, our communications links are designed to transmit data at ranges of up to a mile with five 9s availability in all types of weather. As a result, our WiFiber™ “virtual fiber” links will compete with fiber on the basis of cost and time to deployment and with alternatives to fiber on the basis of cost, speed and reliability.

The following chart compares the performance of our communications links to the performance of other last mile communications alternatives on the basis of speed and five 9s availability up to one mile:

Moving from left to right in the above chart indicates last mile communications alternatives that offer increasing availability and decreasing downtime per year. As you move from the bottom of the chart to the top of the chart, increasing transmission speed is shown by the decreasing amount of time it takes to download a 90-minute movie. As the chart depicts, GigaBeam’s “virtual fiber” is the only last mile free space communications alternative that enables users to achieve wireless communications at previously unattainable fiber-equivalent speed and five 9s availability.

Our market

The Federal Communications Commission (“FCC”) adopted service rules for the commercial use of the 70 GHz, 80 GHz and 90 GHz portions of the radio spectrum in October 2003. The efforts of our founders, Louis S. Slaughter and Douglas G. Lockie, were a significant force behind this FCC authorization. Messrs. Slaughter and Lockie are respected experts in the millimeter wave industry and Mr. Lockie serves as chair of the “Above 60 GHz Committee of the Wireless Communications Association.” Their efforts, including the rule-making petition directed by Mr. Slaughter, were integral to the FCC’s decision to adopt a non-exclusive, point-to-point nationwide licensing plan for this spectrum as opposed to the monopolistic auction-based geographic licensing approach followed in the past. Under this plan, an unlimited number of applicants, including communications hardware providers (such as us), communications competitors (such as AT&T, MCI, Sprint and Verizon) and wireless communications users (such as large enterprises and government and military entities), can obtain, on a relatively inexpensive basis, a license to operate in this spectrum in any and all geographic areas, and upon completion of a relatively simple path or link registration and coordination process, deploy wireless communications services between the two-end points of each of their registered links.

Based on Cisco Systems’ May 16, 2003 ex parte filing with the FCC, approximately 562,500 commercial enterprises (businesses with more than 20 employees) in the U.S. are within one mile of a fiber-optic backbone. These businesses thus represent potential demand for fiber-like communications for “last mile” access using millimeter wave wireless solutions. We believe that the addressable demand is even greater when considering other markets, such as government, enterprise campuses, network access diversity and international.

Given the robust ability of the 70 GHz and 80 GHz radio spectrum bands to carry fiber-quality wireless transmissions over meaningful distances, and the non-exclusive licensing approach adopted by the FCC with respect to this portion of the spectrum, we believe that demand for wireless products operating in these frequencies, such as our products, which are needed to create the infrastructure to utilize this spectrum, will be significant and broad based.

We believe that the primary market demand drivers for our products will be:

•	faster communications - as a result of gigabit-per-second speeds;

•	improved business continuity - through increased systems resiliency, including alternative access;

•	lower costs - by reducing fiber deployment and access charges;

•	faster time-to-market - by slashing network backlog and deployment time;

•	enhanced quality of VoIP services - by increasing transport capacity and reducing bottlenecks which cause dropped data packets and interrupted VoIP communications; and
•	market adoption of applications such as video-over-IP and remote computing.

Our strategy

We seek to become a leading provider of cost-efficient, fiber-speed wireless communications solutions that exploit the now commercially usable frequencies within the 70 GHz and 80 GHz bands to bridge the last mile gap and otherwise provide quickly deployable broadband connectivity. Key elements of our strategy to achieve our objective include:

      •  Leveraging our management’s expertise in millimeter wave technology to be among the first to market.   We believe that our founders’ expertise and pioneering efforts in the millimeter wave communications industry were instrumental in enabling us to install the world’s first commercial 71 GHz-76 GHz/ 81GHz-86 GHz gigabit-speed wireless communications link and will allow us to be among the first to the commercial market with fiber-speed wireless communications solutions on a broad scale. Our management team possesses significant experience in designing millimeter wave technologies, maintains important relationships within the communications industry and has launched or managed numerous companies offering communications technology and other technology based products and services. Our founders were instrumental in opening up the 71-76 GHz, 81-86 GHz and 92-95 GHz bands to commercial use and are experts in the areas of both the regulations governing use of these frequencies and the technological aspects of designing and operating solutions within these spectrum blocks. Their early recognition of the commercial potential of this portion of the spectrum and their relationships within the communications industry enabled them to quickly identify the providers of leading edge components, secure strategic alliances with these providers and immediately commence the design and construction of initial product prototypes.

      •  Capitalizing on the quality of our strategic alliance partners’ technologies and our managements’ expertise to outperform prospective competitive links.   We have strategic alliance relationships with partners that we believe possess “best of breed” technologies and components necessary to building industry leading fiber-speed wireless solutions. Under the terms of these alliances, we have the exclusive right to utilize these technologies and related intellectual property for products operating in the 71-76 GHz and 81-86 GHz bands. We believe that both the radio frequency (RF) modules already being made exclusively available to us and the antenna modules currently being designed for us and which upon their completion in the second half of 2005 will be made exclusively available to us by our alliance partners are superior to available alternatives and that the expertise and proprietary knowledge of our management team have enabled us to design superior products using these modules. Accordingly, we believe that products designed by other companies using other currently available technologies to provide fiber-speed wireless solutions will not be able to duplicate the performance of our products.

      •  Educating the market as to the attributes of our products that overcome problems encountered by users of prior wireless technologies.   An integral component of our initial marketing efforts will be demonstrating to the marketplace the attributes of our products that are afforded by the technology on which they are based and the portions of the spectrum in which they operate. Prior wireless technologies encountered numerous problems when commercially deployed, including performance degradation in rain or fog and an inability to provide gigabit speeds over required distances. When operating within our product guidelines, our products’ RF modules, and other modules provide far more robust link margin and can power through weather conditions. Further, our products operate in a “sweet spot” of the radio spectrum, where weakening of the signal from molecular movement, as compared to 60 GHz for example, is significantly minimized. Where prior wireless technologies could only provide T-1 or multiple T-1 levels of transmission speed, our GigE and OC-48 products will provide transmission speeds of up to 1.25 and 2.5 gigabits, respectively, with capacities equivalent to 647 and 1294 T-1 lines, respectively.

      •  Focusing on the low-cost and quick deployment characteristics of our products.   We believe that the physical characteristics of our initial products together with the relatively low cost of the components utilized in the manufacture of these products, will enable us to commercially deploy wireless, fiber-speed solutions comparatively quickly and on a cost-efficient basis. We will market our initial products as a low-cost alternative or supplement to fiber and will emphasize the superior bandwidth-per-dollar capabilities of our solutions compared to existing copper alternatives, such as T-1 lines, aggregated T-1 lines and DSL connections.

      •  Marketing to service producers and large enterprises, not individual customers and buildings.   We do not intend to build a large sales force that will go from building to building and business to business in an attempt to sell our products. We intend to market our solutions directly to telecommunication service providers, network service providers, systems integrators and value added resellers, Fortune 500 companies and government and military entities. We believe that these service providers and large enterprises will be the easiest to educate with respect to the attributes of our “virtual fiber” solutions and the most likely to readily adopt new technologies to solve their last mile needs. Further, we would be able to leverage the marketing and distribution resources of these entities.

      •  Utilizing the existing infrastructures of our strategic alliance partners and suppliers.   We will seek to utilize the existing infrastructures and related resources of our strategic alliance partners and suppliers in order to minimize our need to devote significant capital resources to the creation of our own internal facilities. The overall design of our products and the identification of the components necessary to manufacture these products on a commercial scale will be done in-house. Thereafter, we will typically outsource the design and manufacture of key components and modules to leading companies in their respective fields. We believe that these companies, with their existing infrastructures, expertise and experience, can produce and deliver the necessary components and modules more quickly and at a lower cost than we could if we conducted such production in-house. Additionally, these companies are highly specialized in the design and production of the type of components and modules we are relying on them to produce. The end result, we believe, will be wireless products that deliver better performance at a lower overall production cost and which we can deliver to market more quickly than if we internally produced all components and modules.

      •  Securing additional alliances.   We are actively pursuing additional strategic alliances that will assist in the foregoing strategy elements, lower our production costs, improve the performance of our products or enhance our overall business.

Strategic partnership alliances

Recent years have been marked by significant advances in radio and antenna technology and increased semiconductor performance and speeds resulting from improved and increasingly cost-effective semiconductor materials such as gallium arsenide and indium phosphide. As a result of these advances in semiconductor materials, transceiver units such as our GigE and OC-48 units can now be manufactured that can operate within the 70 GHz and 80 GHz frequencies and on a cost-effective basis. In addition, circuit elements at these high frequencies can be designed and manufactured at far lower costs and with improved performance using advanced micro-electro-mechanical systems (MEMS) technology. The ability to produce advanced communications systems with low-noise receivers, high-power solid state transmitters and high-gain, high-efficiency antennas will depend on utilizing these leading edge technologies.

The foundation of our strategy is to complement our expertise in transceiver unit architecture design with exclusive supply relationships with leading-edge producers of the core components needed by these units to produce wireless solutions that can harness the 71-76 GHz and 81-86 GHz frequencies. To date, we have entered into strategic alliance agreements with two “best of breed” component developers: ThinKom Solutions, Inc. for the antenna modules to be incorporated in our products during the second half of 2005 and Sophia Wireless, Inc. for our RF modules. See “- The GigaBeam transceiver unit.” We have also entered into strategic alliance agreements with Mantaro Networks Inc. and Core Source LLC for various other components and/or design work related to our products. These relationships are all described below:

ThinKom Solutions has granted us an exclusive license to use and commercialize its antenna technologies within products operating in the 71-76 GHz and 81-86 GHz spectrum bands and agreed to design and manufacture antenna modules for our point-to-point wireless communications links within those bands. ThinKom Solutions designs and develops antennas that provide unique performance, capabilities and features for the terrestrial, stratospheric and satellite communications marketplaces. It is a nationally recognized leader in the development of high-efficiency planar antenna for millimeter wave radio frequency applications and has developed an antenna solution which uniquely enables low-cost processes and materials while at the same time achieving high efficiency in antenna performance.

We believe that ThinKom Solutions is the only company currently capable of producing up to 90% efficient antennas in the 70 and 80 GHz bands. This means that, as it passes through the antenna, less than 10% of the transmitted or received millimeter wave signal is wasted in the form of heat dissipation or as a result of signal misdirection (not being focused in the “pencil beam”). Once we incorporate the ThinKom antennas in our products, which is anticipated to occur in the second half of 2005, the level of efficiency we will be able to achieve with these antennas will be a dramatic improvement over other current antennas that are typically 40% to 50% efficient. Improving antenna efficiency from 50% to 90% greatly improves the link margin. For instance, the link margin gain from a ThinKom two-foot diameter antenna is equivalent to the link margin gain of a competitor’s three-foot diameter antenna. In addition, the cost of a ThinKom antenna is a factor of two to five times less expensive than a standard dish antenna.

Sophia Wireless has agreed to be the exclusive designer of RF modules for our point-to-point wireless communications links within the 71-76 GHz and 81-86 GHz frequency spectrum bands. Sophia Wireless designs and develops radio frequency MEMS-based millimeter wave hybrid assemblies, components and devices for commercial, space and military applications including radio astronomy applications. Sophia Wireless uses MEMS foundries, semiconductor foundries and hybrid assembly contract manufacturers in both the U.S. and Asia to provide the lowest cost solution in volume production. It commenced its operations in 1997 designing millimeter wave products for the federal government and, in 1999, expanded its product line to include MEMS-based solutions to the wireless, opto-electronic, satellite communications and automotive markets. Sophia Wireless has had significant experience designing and building wireless RF modules for use up to 300 GHz (well above our frequency range of 71-76 GHz and 81-86 GHz). In addition, Sophia Wireless has developed its own additions to already sophisticated software-modeling tools, enhanced with its proprietary designs, to complement its world-class team. Because of Sophia Wireless’s experience and modeling software packages (including those developed in-house), Sophia Wireless is also able to design sophisticated RF components. We expect that our relationship with Sophia Wireless has contributed to our time-to-market competitive advantage with current and future generations of our products.

Mantaro Networks is a leading engineering development firm with expertise in communications “black boxes” and high-speed communications test equipment. It is providing us with design and prototyping construction services and intellectual property for certain components utilized by our products’ power supply modules, as well as the network interface modules and the core system network monitoring protocol architecture and design utilized by our products’ control modules.

Core Source LLC designs circuit boards for the modulator-demodulator circuitry used in our products’ modems (or modulator and demodulator modules). It is also providing the mechanical housing and antenna interface designs for our products’ housing modules and the mechanical designs for our products’ mounting, pointing and tracking modules.

We intend to continue to foster relationships with additional companies that can help improve our competitive position in the marketplace.

The GigaBeam transceiver unit

Each of our transceiver units is comprised of an assembly of modules (subassemblies) as outlined in the drawing below:

Network interface module

The network interface module is the connection between a GigaBeam transceiver unit and the local area or wide area network in its building. Through this module, incoming and outgoing data is exchanged between the transceiver unit and the network and, if such data is not already in the form of electrical signals, the data stream is converted to electrical signals prior to its delivery to the modem module.

Modem (modulator and demodulator) module

The modem consists of a modulator component and a demodulator component. The modulator takes the electrical signal (data stream) from the network interface and reformats it into an intermediate level radio frequency signal (a lower frequency than the 70 and 80 GHz frequencies) for processing through the up translator portion of the RF module’s frequency translator and ultimate outward transmission through the transceiver unit’s antenna module. Conversely, the demodulator takes radio signals received by the unit’s antenna from the GigaBeam transceiver unit on the other end of the link, after they have been forwarded to the demodulator from the RF module’s frequency translator (where they have been converted from the 70 to 80 GHz frequency on which they were received by the antenna to an intermediate level radio signal for transmission to the demodulator) and reformats them into pure electrical signals for delivery to the network interface module.

RF module (or millimeter wave (MM) transceiver module)

The RF module has three functions. The first function is to change, or translate, the intermediate level radio signal received from the modulator on the link transmit side to a millimeter wave frequency in the 70 GHz and 80 GHz bands and vice versa as the data stream travels towards the demodulator on the link receive side. This translation of the radio signal is performed by the frequency translator’s up translator and down translator, respectively. The second function is for the RF module to further amplify the 70 GHz or 80 GHz millimeter wave frequency on the link transmit side until it is robust enough to provide the desired performance in adverse weather conditions (accomplished through the power amplifier component of the RF module’s transmitter). For the data stream passing through the transceiver unit from the unit’s antenna (the link receive side) the radio wave signal is received and passed through a low noise amplifier in the RF module’s receiver before passing to the frequency translator. The transceiver unit’s RF module must perform both link receive and link transmit functions simultaneously since the link always operates in full duplex mode - that is at full link speed in both directions at the same time. The diplexer component of the RF module is the device that allows both the unit’s transmit and receive signals to share the unit’s antenna at the same time.

Antenna module

On the link transmit side, the antenna module receives the transmitted millimeter wave signal from the RF module, focuses the energy into a “pencil beam” and sends it across the link to the GigaBeam unit on the link’s other end. Simultaneously, on the link receive side, the antenna module receives the “pencil beam” energy coming from the transceiver unit at the other end of the link and channels it into the RF module.

Control module

The control module or “brain” of the transceiver unit keeps track of data (including size, speed and format) and synchronizes the modem for all data that the unit transmits and receives. The control module regulates the output of the RF module’s power amplifier, which it varies based upon weather conditions, and assures that the unit’s power output is always consistent with FCC power specifications. The control module also keeps track of important hardware and software parameters of the radio such as transmit power, receive power, electrical levels, temperature, etc., and transmits this information from the unit to a network operations center for monitoring purposes.

Power supply module

The power supply module receives either 110 volts AC (similar to household power) or 48 volts (a common telecommunications or computer system voltage) and converts them into the various voltages required by the unit’s modules and components. The power supply module also filters out unwanted electrical noise such as energy from lightning strikes, cell-phone base stations, television broadcast stations, pager transmitters, microwave transmitters, etc.

Housing module

The housing module encases all of the above modules in a single self-contained unit. There are no additional external electronics needed to implement a GigaBeam link. The housing module protects the sensitive electronics from the external environment.

Mounting, pointing and tracking module

The mounting, pointing and tracking module provides a means for attaching the unit housing to a pole, wall, window sill or other structure to hold the unit rigidly and pointing accurately at the unit at the other end of the link.

Our current product and currently proposed product options

Each of our transceiver units is a compact, easily deployable product designed to enable wireless transmission of data, voice and video communication, at variable fiber optic data rates and ethernet traffic speeds.

Our current product and currently proposed family of scalable products includes the following transceiver units:

•	GigaBeam GigE unit. Our first product, the GigE unit, transmits data at 1.25 gigabits per second. We completed our first installation of our GigE link in March 2005.

•	GigaBeam OC-48 unit. This product will transmit data at 2.5 gigabits per second, in conformance with OC-48 (optical carrier) standard. It is anticipated to be available during the second half of 2005.

•	GigaBeam 10 GigE unit. This product will transmit data at 10 gigabits per second, in conformance with the 10 GigE standard. It is anticipated to be available during the first half of 2006.

•
    GigaBeam OC-192 unit. This product will transmit data at 9.953 gigabits per second, in conformance with OC-192 (optical carrier) standard. It is anticipated to be available during the first half of 2006.

Product introductions and extensions of product categories

We initiated marketing of our products through the installation of a beta demonstration link in July 2004 using a trial version of our GigE product with two of the link’s transceiver units. We used this demonstration link to introduce our company to the market, educate potential customers as to the efficacy of our solutions and garner initial commitments from customers.

No production links were commercially deployed in 2004. We completed the first installation of our GigE product in March 2005. We anticipate general commercial deployment of our OC-48 units to customers during the second half of 2005 and general commercial deployment of our 10 GigE and OC-192 products during the first half of 2006. In March 2005, we installed our first commercial GigE link for Microwave Satellite Technologies, Inc. in New York City between the Trump International Hotel & Tower at Columbus Circle and a residential Trump building at 180 Riverside Boulevard.

We will continue to seek advances in technology in the spectrum ranges in which our products operate and in the spectrum ranges that operate from 92-95 GHz and, as they are opened to commercial use, in higher frequencies that may enhance our current products.

Our primary competitive advantage

We believe that the key to our success will be our focus on leading the fixed wireless industry with high levels of transceiver performance at the lowest possible cost. The primary measure of performance is “link margin.” Link margin refers to the amount of extra performance that exists in the link over and above the minimum level of link performance necessary to give the desired results in normal atmospheric conditions. Link margin serves as a buffer that can be used to overcome changing levels of rain attenuation or signal fluctuations due to antenna movement and enable maintenance of expected performance levels.

A few of the factors that tend to contribute to link margin are the levels of transmitter power and amplifier noise produced by the RF module and the efficiency of the antenna. We believe that these factors can be combined in different ways to achieve higher link margins while, at the same time, maintaining lower manufacturing costs. We believe our products will provide the highest link margins in the industry.

Transmitter power level

The output of the power amplifier, an important component of the RF module’s transmitter, is a major element in producing high link margins—the higher the output, the higher the link margin. High power is also important for maintaining link margins at higher data rates that allow communication speeds to be increased from 1 gigabit per second up to 10 gigabits per second. Currently available low-cost monolithic microwave integrated circuit (MMIC) power amplifiers, based on gallium arsenide semiconductors, provide 20 to 50 milliwatts of power. Our initial products are expected to have greater power output. We believe that our strategic relationship with our strategic partners will enable us to remain on the cutting edge of advances in power amplifier output by continuing to increase our products’ cost-effective power output.

Antenna Efficiency

We believe that antenna efficiency is a very important factor in obtaining high link margins. If antenna efficiency can be improved, manufacturing and link installation costs can be significantly reduced. In general terms, the larger the antenna the higher the gain which produces greater link margin; however, the larger the antenna, the smaller the transmitted beam size which, depending on link distance, can produce link alignment difficulties.

Our strategic alliance agreement with ThinKom Solutions gives us the rights to use ThinKom Solutions’ advanced antenna technology that we believe creates up to 90% efficient antennas in the 70 and 80 GHz spectrum bands. This means that, as it passes through the antenna, as low as 10% of the transmitted or received millimeter wave signal is wasted in the form of heat dissipation or as a result of signal misdirection (not being focused in the “pencil beam”). Once we incorporate the ThinKom antennas in our products, we believe that the level of efficiency we will be able to achieve with these antennas will be a dramatic improvement over other current production antennas, which are only 40% to 50% efficient. ThinKom Solutions is the only antenna developer currently capable of designing antennas that exceed the federally mandated gain requirements and side lobe parameter requirements while at the same time meeting up to 90% efficiency. This improvement in antenna efficiency will provide greater link margins.

Amplifier noise

Amplifier noise is a major factor in higher link margin. The lower the RF module’s amplifier noise, the higher the link margins. The best amplifiers that have been produced to operate in the 70 and 80 GHz bands are designed to provide a very low level of noise. While these amplifiers provide excellent link margin, they are expensive to produce. Our initial installed product and our currently proposed additional products will use a low noise amplifier, which provides nearly comparable link margins at less cost.

Development and engineering

The markets in which we will compete are characterized by intense competition and regularly continuing evolution of technology. Our internal development and engineering team and our strategic alliance partners are focused on providing high performance, high capacity wireless communications solutions that have higher data rates and are more reliable and less costly than alternative communications solutions or competitive, similar products that may emerge.

In order to effectively compete in our markets, we intend to invest significant resources to quickly introduce and deploy our initial products, and to develop subsequent generations of our initial products and new products. During 2004 we devoted most of our resources to completing our first product, the GigE link, which we commercially deployed in March 2005 and we are currently completing the development phases of our OC-48 wireless links and the necessary components and modules to produce these products identified, we have outsourced the manufacture of the key components and modules of these products to leading companies in their respective fields. We invested approximately $4,403,500 in research and development activities in 2004.

A material portion of our development and engineering efforts also will be devoted to creating designs, procedures and relationships that reduce the costs of producing our products and improve the performance of our solutions. In addition, we will focus our product development efforts on lowering the overall costs associated with ownership of our products, including those relating to the installation and maintenance of our products.

We have assembled a team of engineers with extensive experience designing and developing products similar to ours to be responsible for the design and development of our current products. Our in-house development efforts are led by our president and chief technical officer, Douglas G. Lockie and our vice president of engineering, Don E. Peck. Our in-house team has been responsible for the general design of our initial products, including defining the basic architecture of these products and their configurations and identifying and laying out the components and modules required for their production.

We enhance our internal engineering and development efforts through:

•	strategic partnerships with the producers of what we believe to be best-of-breed system components and subassemblies;

•	the advice of members of our Advisory Boards; and

•	our affiliations with teaching staff of the country’s leading academic institutions.

As necessary, we will partner with other companies to contribute to current and future product development.

Manufacturing

Manufacturing of our products will continue to be based upon a modular product design. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers that have the expertise and ability to achieve the cost reductions associated with volume manufacturing and that can quickly respond to customer orders, while maintaining our high quality standards. This will allow us to focus our internal resources on developing new products.

Our engineering team will be responsible for coordinating development and engineering of the modules between our strategic partners and insuring a seamless interoperability between the modules. In addition, we will be responsible for the overall integration of the system, including the final assembly of modules, components and subassemblies into finished products, as well quality control testing. Final assembly and quality control testing will occur in-house at our facility, which is currently located in Herndon, Virginia. In time, we may also elect to contract out the final assembly and testing of our products. Since January 1, 2005, we have opened an engineering and manufacturing support office in Sunnyvale, California.

The ThinKom antenna modules that will be used in our products will be made at the facilities of ThinKom Solutions’ manufacturing subcontractor in California. The antennas for our initial products are being made in our Herndon facilities. The proof of concept RF modules are to be made by Sophia Wireless. We have selected an outside manufacturer to fabricate the RF modules for us. Other modules of the radio are to be provided by various vendors selected by us.

Product revenue

We did not recognize any revenue in 2004. We shipped our first GigE link at the end of the first quarter of 2005. We expect to ship OC-48 units in the second half of 2005. Revenue recognition for these links will depend on the agreements negotiated with our customers. Generally, initial customers will not issue binding purchase commitments and will withhold payment until our products are tested and thereby proven. We expect to recognize revenue from the links we deploy in 2005 starting in the first half of 2005.

Sales and marketing; target customers

In 2004, we began the process of establishing a multi-channel distribution and sales network. We plan to sell our products directly through our internal sales force and indirectly through the distribution networks of third parties. We supported these sales efforts through strategic marketing relationships and public relations programs, trade shows, conferences and other marketing activities.

We began receiving orders for our GigE product and services late in the fourth quarter of 2004. These initial orders were generated by our current management and internal sales force. Our internal sales force, headed by our senior vice president of sales and marketing, is trained, technically competent and experienced in selling to our target customer base. We expect that during the first year of our commercial efforts, sales will be generated principally through this internal sales force. All members of our sales force will also be trained to be knowledgeable in the potential applications of our products and the features and advantages of our products that differentiate them from alternative solutions. As part of our internal sales efforts, we hired several sales executives responsible for commercial sales and one executive responsible for government sales. The commercial sales executives generally work in defined but not exclusive geographic sales areas. We do not anticipate developing a large internal sales force because we believe that third-party sales channels will permit us to have a larger national sales presence and allow us to scale the business more quickly and cost-effectively.

After our first year of commercial activity, we expect to become more dependent on third-party sales channels. We will use several different third-party sales channels, including systems integrators, outsourcers, value added resellers, backbone network providers and competitive local exchange carriers. These third-party sales channels will permit us to better address specific geographical markets and to leverage the marketing and distribution resources of these third parties. Our internal sales force will evolve to support these third-party sales channels as sales through these channels ramp up.

Our marketing efforts will be focused on in-house marketing, public relations and marketing communications. Our in-house marketing group will support our sales team and product engineers to define current and future products and packaging and establish strategies for market penetration. We have engaged a public relations firm to assist us in developing a public relations campaign. The focus of our marketing communications will be two-fold. It will support our third-party sales channels to sell and promote our products as well as inform the end-user about our company and products. To raise market awareness, we intend to, among other things:

•	advertise in trade publications targeted at Fortune 500 companies and, government and military magazines;

•	conduct selective direct mail campaigns;

•	issue press releases on product developments; and

•	publish technical articles.

In 2005, we expect to focus on a limited number of important trade shows in direct support of, and paid for by us or our systems integrators and value added resellers who are already attending these shows. As market opportunities and budgets permit, we will initiate our own presence at key trade shows.

We believe that our initial customers will include Fortune 500 companies and other organizations that are particularly sensitive to network resiliency such as the federal government and the U.S. Department of Defense as well as smaller enterprises and carriers who have near term requirements for fast low cost network deployments. We will also target large enterprises that have demand for high bandwidth, require alternative access and have the discretionary funds to embrace new technology. Initial sales to large enterprises are expected to be through direct sales. Once we receive positive customer testimonials, we expect that third-party sales channels will become the primary means of selling our products. Ultimately, we believe that our primary buyers will be communications service providers such as ILECs, CLECs, ALECs, AAVs, IXCs, CableCos, SatCos, and WirelessCos who must quickly and economically extend high speed circuits to reach new and existing customers, equipment providers such as Network, Storage, & Image Capture companies whose products require flexible high speed access circuits, and information solutions providers such as IT Outsourcers and System Integrators who depend on resilient high speed access to provide solutions.

At the end of the first quarter of 2005, we opened a sales and marketing support office in Waltham, Massachusetts.

Installations and after sales service support

Our ultimate success will depend on our ability to install and provide timely, responsive support to purchasers of our equipment. In 2004, we commenced hiring an installations and after sales service support team. Initially in 2005, we used and for the remainder of 2005 we plan to continue to use our own employees for link installations and after sales service support under the direction of our vice president of link operations who is responsible for link operations and maintenance and interfacing with customers after they have made purchase commitments. Thereafter, we expect that the substantial portion of our link installations and after-sales support will be performed by our systems integrators and value added resellers, with our own in-house staff transitioning to a role of support, providing expertise and training to third-party personnel as needed. We have engaged a national firm experienced in installing wireless communications links to be available on an on-call basis to provide service support and “trouble shoot” problem links as needed.

We will have the capability of monitoring our installed links remotely, which will enable us in some cases to institute proactive service prior to the occurrence of a problem. These monitoring services will be provided to customers for a fee and will provide recurring revenue. However, we expect that the larger enterprises and government entities may elect to monitor their own links through their own information technology departments or outsourced network operations centers.

The licensing structure

The allocation of the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies is non-federal government/ federal government co-primary, meaning that both private and government entities may utilize these spectrum bands, except for certain uses of the 94-94.1 GHz band, which is not allocated to fixed wireless communications service because of prior allocations. Private or non-government entities must obtain authorization from the Federal Communications Commission (FCC) prior to utilizing the licensed spectrum. Specifically, in order for a private or non-government entity to utilize the licensed spectrum either to provide services to itself or to customers, the entity must obtain a non-exclusive nationwide license from the FCC and, for each link or path to be operated under the license, coordinate and register the path or link. In this context, the “link” or “path” describes the wireless point-to-point communications path between two transmitter/receivers that have been configured to operate in conjunction with each other. The licensing/registration process involves coordination of communication links or paths by both the FCC, or its designated database contractor, as well as the National Telecommunications and Information Administration (NTIA), which is generally responsible for the allocation of spectrum for government use.

In order to be able to utilize one or all of the licensed 71-76 GHz, 81-86 GHz and 92-95 GHz segments, or provide services to customers, the potential licensee must first obtain a non-exclusive nationwide license from the FCC authorizing the licensee to operate on any or all of the spectrum segments. In other words, this is a single blanket license under which the licensee may then register and operate communications links or paths. When providing services to customers using the licensed spectrum, many licensing constructs may be used. For example, as a licensee the provider may utilize its non-exclusive nationwide license to operate communications links or paths utilized by its customers. As the licensee adds customers, it will add the necessary communications links under its nationwide license. Alternatively, a non-carrier entity could provide the equipment and expertise for the end-user customer to become licensed and operate links. In this instance, the customer would obtain its own non-exclusive nationwide license and register and coordinate its own paths. A small portion of the 92-95 GHz segment is allocated to low power, license-free, local area network use, such as within a single building. The 94-94.1 GHz band is reserved for previously existing uses unrelated to fixed wireless communications.

On October 27, 2004, our wholly owned subsidiary, GigaBeam Service Corporation, was incorporated in Delaware. We formed this subsidiary primarily to apply for and to hold a commercial nationwide license in the 71-76 GHz and 81-86GHz frequencies for us. We expect that this subsidiary will also apply and hold licenses in those frequencies on behalf of our customers who do not wish to file and hold licenses directly.

The right to operate links or paths will be established by a registration process that is conducted for the FCC by a third-party database manager. Under its non-exclusive nationwide license, the licensee may register any number of links or paths virtually anywhere in the United States subject to prior link coordination with NTIA. As such, different nationwide licensees may operate paths in the same geographic area, but not the same paths, as other nationwide licensees. The purpose of the link or path coordination with NTIA is to analyze whether proposed links may cause harmful interference to government operations. Once registered, equipment must be installed and operating for that link or path within 12 months in order to maintain the registration.

Licensing process

Step one - blanket nationwide license.   Parties interested in using the spectrum will be required to file an FCC Form 601 application with the FCC. This standard form is filed electronically using the FCC’s Universal Licensing System (ULS) and it will be used by the FCC to evaluate the applicant’s qualifications to hold a non-exclusive nationwide license. Those applicants who are approved will each be granted a single, non-exclusive nationwide license. At this time, there is an initial filing fee of Four Hundred and Seventy Dollars ($470.00) for the nationwide license and, like other FCC licensees, the licensee operating on the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies may be subject to regulatory fees imposed on it by the FCC. The license has a term of ten years, after which time, it may generally be renewed for additional terms.

There is no limit to the number of non-exclusive nationwide licenses that may be granted for these bands. For those wishing to operate on the licensed spectrum, the nationwide license serves as a prerequisite to registering and operating individual links. In other words, the links are operated under the nationwide license and the license permits the licensee to register links or paths. The initial filing date for these nationwide licenses was June 21, 2004. An interim registration process was implemented as of July 19, 2004, whereby, after an applicant has received its nationwide license, it can submit link registrations through ULS. A permanent registration process was implemented in February 2005.

We hold two nationwide licenses for authority to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies: call sign WQAK751 licensed to GigaBeam Corporation and call signWQBS629 licensed to our wholly-owned subsidiary, GigaBeam Service Corporation. We also hold an experimental radio station construction permit and license to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies: call sign WC9XBV licensed to GigaBeam Corporation, which experimental license expires on July 1, 2005.

Step two - registration of non-federal links; coordination.   Prior to February 8, 2005, when the FCC announced implementation of new permanent procedures, coordination of non-federal government links with federal government operations was accomplished under the existing FCC/NTIA coordination process. Under that process, each link would be registered in the FCC’s ULS and the link would also undergo manual coordination with NTIA through the Interdepartment Radio Advisory Committee (IRAC). During that interim process, NTIA had indicated to the FCC that it would coordinate private sector requests within fourteen (14) business days of receipt. The purpose of the coordination was to evaluate whether a newly proposed private or non-government link or path would cause harmful interference to government operations. There was no fee associated with link registration using the FCC’s interim process.  At this time, no fees are charged by the FCC under the permanent process for registering links but the individual data managers may charge fees.

On February 8, 2005, the FCC announced its permanent process for registering links to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies. The FCC worked with NTIA to develop an innovative and streamlined process enabling licensees to expedite service to the public. The permanent plan for the non-federal government links is currently comprised of two components: (a) non-federal government link coordination with federal government uses, and (b) registration of non-federal government links in a database. The process includes the following:

•  Coordination of non-federal government with federal government links.   Proposed links must be coordinated with NTIA. NTIA developed an automated mechanism for determining whether proposed non-federal government operations may interfere with federal government operations. This automated mechanism will also help to ensure that non-federal government licensees protect certain prior-registered federal government operations, radio astronomy sites, and satellite earth station sites. Information regarding a proposed non-federal government link will be entered into the NTIA automated mechanism by either the database manager or an FCC licensee in these bands.

A proposed link entered into the NTIA’s automated system will result in either a “green light” or a “yellow light” response based on the proposed link parameters. Upon receipt of a green light, the link will be deemed to have been coordinated with the federal government and protected for a period of sixty days in the NTIA system pending completion of the registration process through the FCC’s LRS process. If the registration process has not been completed through the LRS by the end of the sixty days, the link must be resubmitted through the NTIA automated system for coordination with federal government operators. If a yellow light is received, the licensee must file an application for the requested link with the FCC, which in turn will submit the application to IRAC for individual coordination. When IRAC clears a proposed link, the licensee will be notified by the Commission that IRAC coordination is completed. The database managers will be provided with the status of the link coordination for purposes of completing the registration of the link.

•  Registration of non-federal government links.   A non-federal government licensee must receive a green light from NTIA or IRAC approval before a link registration can take effect for interference protection purposes. After receipt of NTIA approval, a non-federal government licensee must verify prior to operation of the link that the proposed link will not cause or receive harmful interference to or from any existing link previously registered in either the government or non-government databases. If a third-party database manager determines that the proposed link will not cause or receive harmful interference, the proposed link is registered in the third party manager database. If the database manager determines that the proposed link will cause or receive harmful interference to or from any existing link previously registered, then the interference must be resolved prior to proceeding with registration. Because of the highly directional signal characteristics, the FCC expects systems operating in these bands to be able to be installed in close proximity to one another without causing harmful interference.

Under the permanent link registration process, the FCC provided priority of protection from interference based on the date and time of registration. The interference protection date is the date that a link registration is submitted to a database manager, even if the link registration also requires further FCC filings or IRAC approval. The interference protection date could change if at any time the technical parameters of the link are changed or modified.

Through our wholly owned subsidiary, GigaBeam Service Corporation, we have commenced registering links under the FCC’s permanent link registration process.

In addition, the following types of non-federal government links require the filing of an FCC Form 601 for each link for the purpose of registration and coordination, in addition to being registered in the third-party database:

•	facilities requiring the submission of an environmental assessment;

•	facilities requiring international coordination; and

•	operating in quiet zones.

The Commission believes the licensee is in the best position to determine the nature of its operations and whether those operations impact these settings. Consequently, these licensees will be required to submit to the database manager, as part of the registration package, documentation that an FCC Form 601 has been filed.

Competition

The markets for fixed wireless systems are extremely competitive and we expect that this competition will only increase as data intensive demand increases, technological advances are made and as the new technology for the millimeter wave spectrum is developed. This increased competition could adversely affect our developing business and our operating results. The principal competitive factors affecting fixed wireless markets include, but are not limited to, price; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes in government regulations; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and reputation.

With our fixed wireless products, we could be at a disadvantage to competitors, particularly Terabeam Wireless, Harris Corporation, Stratex Networks, Inc., Loea Communications Corporation, BridgeWave Communications, Inc., Proxim Corporation and Ceragon Network, Ltd., which may have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. Our fixed wireless products compete with other high-speed solutions such as cable modem technologies, satellite technologies, DSL, fiber optic cables and free space optics. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved greater market acceptance and penetration. We also believe that potential competitors are those companies that currently provide multi-point fixed wireless access by Wi-Fi (802.11a, b or g technologies) and may seek to move into the upper millimeter spectrum. Other potential competitors include those companies that offer line-of-sight MMDS or LMDS. However, if future advances in technology and the allocation of additional spectrum to either of these technologies occurs, then we could be directly competing with these types of technologies.

Many of our competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the fixed wireless markets, obtain more rapid market acceptance of their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we may eventually compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we, as a development stage company, have limited to no experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Intellectual property

We believe that we must preserve and protect our products and other proprietary technology. We use proprietary technology in our business, which includes internally developed proprietary technology and specialized knowledge and technical expertise. We maintain the integrity of our technology by limiting access to it, by treating portions of it as trade secrets and obtaining confidentiality agreements from persons who are given access to it. We will continue to seek additional intellectual property and, when able, will file the necessary means to protect that intellectual property.

We intend to accumulate intellectual property rights in four ways:

•
through our rights to intellectual property already developed by our strategic partners and licensed to us for our exclusive use in the frequencies our products operate in. In these cases, we will not own the intellectual property but will have benefits similar to ownership. Currently, between ThinKom Solutions and Sophia Wireless, we have exclusive licenses or access to 26 patents, 47 patent applications and approximately 70 trade secrets for applications in the fields of 71-76 GHz and 81-86 GHz;

•
from developments that result from our joint development and engineering activities with our strategic partners during the term of our alliances. The intellectual property rights for these joint developments will either, as in the case of joint developments with each of ThinKom Solutions and Sophia Wireless, be jointly owned by us with the respective strategic partner and exclusively licensed to us for use in the 71-76 GHz and 81-86 GHz frequency bands, or, as in the case of joint developments with Core Source and Mantaro Networks, be owned exclusively by us;

•	by filing our own patents on innovations and business applications that our technical team develops in-house. The Company has several patent applications pending in the United States, however, to date, no patents have been granted; and

•	by acquiring patents from third parties on innovations and business applications which support our strategic efforts.

As of December 31, 2004, we have acquired two patents. We have filed federal trade mark registration applications with the U.S. Patent and Trademark Office for names or expressions that we use or intend to use to distinguish ourselves from others: “GigaBeam” and “WiFiber.”

Government regulation

Overview

The Federal Communications Commission (FCC) regulates the licensing, construction, operation, acquisition and transfer of wireless communication systems in the U.S. pursuant to the Communications Act of 1934, as amended, and the associated rules, regulations and policies promulgated by the FCC. In addition, state public utilities commissions regulate, or may seek to regulate, various aspects of wireless communications service. Regulation of the wireless communications industry is subject to change. New federal and state laws and regulations, as well as amendments to existing laws and regulations, are being considered by the Congress, the FCC, state legislatures and state public utility commissions. New or changed laws and regulations may increase the cost of providing service or require the modification of our business plans and operations.

To use licensed radio frequency spectrum in the United States, system operators must be authorized by the FCC to operate the network equipment in assigned spectrum segments, and must comply with the rules, policies and technical specifications governing the use of the spectrum adopted by the FCC. These rules and policies regulate access to the spectrum, impose technical obligations on the design and operation of networks, impose requirements on the way services are provided to customers, regulate the interconnection of our network with the networks of other carriers and impose certain fees and charges on our business that finance regulatory programs and part of the FCC’s budget.

The process of obtaining authority from the FCC to operate a wireless system on licensed spectrum within the U.S. has three stages. First, the FCC must allocate radio frequency spectrum segments to be used for a service. Second, the FCC must adopt rules and regulations to govern the operation of wireless systems in the allocated spectrum segments. Third, the FCC must issue licenses to applicants for use of the allocated spectrum. In some instances, the FCC authorizes third parties to perform certain licensing-related functions such as path coordination and database management.

Spectrum allocation

On November 4, 2003, the FCC issued its Report and Order In the Matter of Allocations and Service Rules for the 71-76 GHz, 81-86 GHz and 92-95 GHz Bands (WT Docket No. 02-146, RM-10288) (Report). The 71-76 GHz band is allocated to fixed, fixed-satellite (space-to-Earth), and mobile services on a primary basis. The 71-74 GHz band is additionally allocated to the mobile-satellite service (space-to-Earth) on a primary basis. The 74-76 GHz band is additionally allocated to the broadcasting and broadcasting-satellite services on a primary basis and to the space research service (space-to-Earth) on a secondary basis. The 81-86 GHz band is allocated to the fixed, fixed-satellite (Earth-to-space), mobile, and radio astronomy services on a primary basis. The 81-84 GHz band is additionally allocated to mobile-satellite service (Earth-to-space) on a primary basis and to the space research service (space-to-Earth) on a secondary basis. The 92-94 GHz and 94.1-95 GHz bands are allocated to the fixed, mobile, radio astronomy, and radiolocation services on a primary basis. The 94-94.1 GHz band is allocated to the Earth exploration-satellite (active), space research (active), and radiolocation services on a primary basis and the radio astronomy service on a secondary basis. The allocation of both the 71-76 GHz, 81-86 GHz and 92-95 GHz spectrum segments is on a non-federal government/federal government co-primary basis (except for the Earth exploration-satellite (active) and space research (active) allocations, which are limited to federal government spaceborne cloud radar use), which means that both private and government entities may utilize the spectrum. Rights with regard to specific links or point-to-point paths will be established based upon the date and time of registration.

Band plan

In the Report, the FCC decided to divide the 71-76 GHz and 81-86 GHz bands into unpaired 1.25 GHz segments without mandating specific channels within the segment, with no aggregation limit. The Report also permits standardized pairing.

Licensing

In the Report, the FCC created a non-exclusive nationwide licensing structure for the use of the 71-76 GHz, 81-86 GHz, 92-94 GHz and 94.1-95 GHz spectrum segments. Because of the highly directional propagation characteristics of radio frequency transmissions in these wavelengths, the FCC determined that exclusive nationwide or area-wide licenses were not necessary to prevent interference. Instead, the FCC has adopted a licensing structure under which numerous operators can receive non-exclusive nationwide licenses to operate in the 71-76 GHz, 81-86 GHz, 92-94 GHz and 94.1-95 GHz bands.

In the Report, the FCC stated that applications for licenses to use the 71-76 GHz, 81-86 GHz, 92-94 GHz and 94.1-95 GHz bands will be assessed in accordance with FCC Form 601 (Application for Authorization in the Wireless Radio Service) and FCC rules. The initial filing date for these licenses was June 21, 2004. Point-to-point path registration will be handled through a process to evaluate potential conflicts between federal government uses and non-federal government uses. Once an applicant has received its nationwide license, point-to-point links may be submitted for registration. If the facilities needed to make use of a registered path are not operational within twelve months from the path registration date, the registration to use that particular path will be terminated.

License term and renewal

Licensees must periodically seek renewal of their licenses, which are issued for a limited period of time. Licenses in the 71-76 GHz and 81-86 GHz bands are to be issued for a ten-year term. The FCC has routinely renewed licenses for Licensees that have provided substantial service and have substantially complied with applicable FCC rules and policies during the previous license term. However, under the Communications Act, licenses may be revoked for cause, and license renewal applications can be denied if the FCC determines that renewal does not serve the public interest. Violations of FCC rules may also result in monetary penalties or other sanctions.

Equipment Authorization

The FCC regulates many aspects of communications devices and equipment. Certain of our equipment will be required to conform to regulatory and technical specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment. In addition, we have submitting certain of our equipment for conformance evaluation, testing and approval under the FCC’s equipment authorization process.

FAA and environmental regulation

Wireless systems are also subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from antennas. State and local zoning, land use and historic preservation regulations also apply to tower siting and construction activities and may impose costs or cause delays in network build-out.

Transfers and assignments of wireless licenses

The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a wireless system. Before an entity can complete a purchase or sale of a license, it must file one or more applications with the FCC, which must contain information as to ownership, pending litigation, and other licensees serving the market, as well as an explanation of why the transaction will serve the public interest. By law, the public is granted a period of time to comment on or oppose applications for permission to assign or transfer control of a license. Non-controlling minority interests in an entity that holds an FCC license generally may be transferred without FCC approval.

Foreign ownership

No more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Foreign ownership above the 25 percent level may be allowed if the FCC finds such higher levels are consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, up to 100 percent, are presumptively consistent with the public interest with respect to investors from certain nations.

Surveillance

The FCC has adopted rules that require telecommunications carriers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995 (CALEA). These rules impose a number of obligations on telecommunications carriers to upgrade existing switches and other network equipment to facilitate surveillance of call information and call content and otherwise implement new facilities with CALEA capabilities. These obligations are likely to result in increased costs for the purchase and maintenance of network equipment and software to comply with CALEA. In March 2004, the United States Department of Justice, with the Federal Bureau of Investigation and Drug Enforcement Agency filed a Petition for Expedited Rulemaking with the FCC requesting resolution of issues surrounding the implementation of CALEA, which could expand what types of service providers have to comply with CALEA and lead to increased costs.

FCC rules limit the permissible level of human exposure to RF emissions from antennas used in wireless communications networks. Our products are being designed to meet these levels. On June 26, 2003, the FCC issued a Notice of Proposed Rule Making to update exposure limits. Although it is not clear how, if at all, the FCC may modify RF exposure rules, modifications could require us to modify our operational specifications.

Employees

As of March 28, 2005, we had 18 employees, including five in engineering, eight in sales and marketing, three in link operations, and two in administration. We also have four consultants each providing engineering and development services. We are not a party to any collective bargaining agreement. We believe our relations with our employees to be favorable.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our headquarters are located at 470 Springpark, Place, Suite 900, Herndon, Virginia in a flexible office space of approximately 5,397 square feet leased for $5,790.53 per month until January 15, 2006. We also sublease the adjacent suite of 3,803 square feet at 470 Springpark Place, Suite 950 for $3,308.02 per month until January 15, 2006. After January 15, 2006, we will lease Suite 950 directly from the landlord at an aggregate rental rate for both suites of $9,870.83 per month, increasing to $10,166.96 per month after November 30, 2006 until expiration of the lease on both suites on December 13, 2007. We have a one-time option to extend the lease for an additional period of five years at a monthly base rent for the extended term based on the fair market rental of the premises. These properties are used for research and development activities, engineering, corporate administration, light manufacturing of our products and network operations.

In the first quarter of 2005, we leased a 1,600 square foot facility in Sunnyvale, California, for $2,400 per month for the first twelve months and $2,480 per month for the second twelve months, with an option to extend the lease for one year with a rental rate of $2,560 per month. We have also subleased on a month-to-month basis 3,472 square feet space of sales office space in Waltham, Massachusetts at $5,207 per month.

We or our customers must obtain rooftop rights and/or building access in locations where our equipment will be installed. In 2004, we commenced negotiations and entered into a limited number of rooftop licenses on targeted buildings for use on behalf of our customers. In addition to obtaining rooftop licenses, we must secure other building access rights, including access to conduits, wiring, and power from each building we propose to install our equipment and we may require construction, zoning, franchises or other governmental approvals in each building. There can be no assurance that we will obtain the rooftop rights or other building access to successfully install our equipment.

We believe that the condition of each of the leased properties to be satisfactory, suitable and adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock and common stock purchase warrants commenced quotation on the OTC Bulletin Board operated by the NASD on October 14, 2004. The symbols for our common stock and common stock warrants are “GGBM” and “GGMB,” respectively.

The following table sets forth high and low bid prices for our common stock as quoted on the OTC Bulletin Board for the fiscal quarters indicated. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Fourth Quarter 2004 (October 14, 2004 through December 31, 2004)	$7.25	$3.80

Holders of Record

As of March 28, 2005, we had approximately 11 holders of record of our common stock. A number of our shares are held in street name and as such we believe that the actual number of beneficial owners is higher.

Dividends

We did not declare or pay any dividends on our common stock in 2004. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and we do not anticipate declaring or paying cash dividends on our common stock. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Recent Sales of Unregistered Securities

Since our inception on January 5, 2004 through our initial public offering consummated on October 19, 2004, we have issued and sold unregistered securities in the transactions described below each of which is based on our post-split capitalization:

(1)
Upon our inception on January 5, 2004, we issued a total of 2,478,990 shares of our common stock, including 1,095,495 shares to Louis S. Slaughter, 1,081,995 shares to Douglas Lockie, 172,500 shares to Thomas Wetmore and 115,500 shares to Abbot Gilman, and 13,500 shares to others all at $.000001 (the pre-split par value per share of our common stock) per share.

(2)	On January 18, 2004, we sold 143,000 shares of our common stock to ThinKom Solutions Inc. at $.000001 pursuant to the terms of our January 5, 2004 Strategic Alliance Agreement with ThinKom Solutions.

(3)
On January 26, 2004, we issued a $1,000,000 convertible note, convertible upon the closing of our initial public offering at $5.05 (the price per share equal to the initial public offering price per share), and warrants to purchase 40,000 shares of our common stock at $.000001 per share, for proceeds to us of $1,000,000.

(4)	On February 18, 2004, we issued non-plan stock options to an employee and two consultants for the purchase of 12,000, 25,005 and 58,005 shares of our common stock at $1.00 per share.

(5)
On April 19, 2004, we issued a $900,000 convertible note, convertible upon the closing of our initial public offering at $5.05 per share and warrants to purchase 36,000 shares of our common stock at $.000001 per share, for proceeds to us of $900,000.

(6)
On May 10, 2004, we issued a $200,000 convertible note, convertible upon the closing of our initial public offering at $5.05 per share and warrants to purchase 8,000 shares of our common stock at $.000001 per share, for proceeds to us of $200,000.

(7)	In May 2004 we issued options under our 2004 stock option plan to purchase 75,900 shares of our common stock at an exercise price of $5.00 per share.

(8)	On May 10, 2004, we issued warrants to purchase 35,750 shares of our common stock at $1.00 per share to Sophia Wireless, Inc., one of our strategic partners.

(9)
On June 10, 2004, we issued a $200,000 convertible note, convertible upon the closing of our initial public offering at $5.05 per share and warrants to purchase 8,000 shares of our common stock at $.000001 per share, for proceeds to us of $200,000.

(10)	In July 2004 we issued options under our 2004 stock option plan to purchase 97,200 shares of our common stock at an exercise price of $5.00 per share.

(11)
On July 10, 2004, we issued a $200,000 convertible note, convertible upon the closing of our initial public offering at $5.05 per share and warrants to purchase 8,000 shares of our common stock at $.000001 per share, for proceeds to us of $200,000.

(12)	In July 2004 we issued options under our 2004 stock option plan to purchase 57,200 shares of our common stock at an exercise price of $5.05 per share.

The sales and issuances of securities in the transactions described in items (1) through (12) above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us. No underwriters were employed in any of the above transactions. The issuances of securities listed above in Items 7, 10 and 12 were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefits plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Since the date of consummation of our initial public offering on October 19, 2004 through December 31, 2004, we issued, on December 29, 2004, warrants to purchase up to 20,000 shares of the our common stock for investor relations services exercisable as follows: 5,000 common shares at $8.75 per share, which vested on December 29, 2004; 5,000 common shares at $10.50 per share, which vested on April 1, 2005; 5,000 common shares at $12.25 per share, which will vest on July 1, 2005; and 5,000 at $14.00, which will vest on October 1, 2005. The common shares underlying the warrants are restricted pursuant to Rule 144 and are subject to piggyback registration rights for resale on the next applicable registration statement filed by us after June 30, 2005. These warrants will expire twenty four months from the effective date of the registration statement registering the shares underlying the warrants. We issued these securities in reliance on an exemption from the registration under Section 4(2) of the Securities Act based on the single recipient, access to material information, and status as an accredited investor.

Information about securities authorized for issuance under equity our compensation plans appears in Part III, Item 11 of this Annual Report on Form 10-KSB.

Use of IPO Proceeds

The aggregate net proceeds to us from the sale of our 1,386,400 shares of common stock and 1,428,400 redeemable warrants from our initial public offering, including the exercise of a portion of our underwriter's over-allotment option on December 1, 2004, was approximately $5.5 million, after deducting the underwriting discount and representatives 2% non-allocable expense allowance and approximately $884,321 in offering expenses. Except for certain executive officers salaries referred to below, none of the proceeds were paid to our directors, officers 10% stockholders or affiliates of us. From the October 19, 2004 consummation of the initial public offering through December 31, 2004, we used $4,627,000 net proceeds as follows:

Research and development	$1,455,742
Repayment of bridge financing and indebebtness	1,306,153
Manufacturing (including inventory)	674,973
Sales and Marketing	164,307
Installation and service	138,734
Purchase and lease of property and equipment	81,503
General and administrative purposes	805,588

Total	$4,627,000

Prior to the end of 2004, we used the proceeds from the offering to continue research and development of our initial GigE and OC-48 products and commence research and development on our proposed 10 GigE and OC-192 products. We did not commercially manufacture or deploy any products in 2004.

We used approximately $1,455,742 of the net proceeds of our initial public offering for engineering and product research and development and related activities. This amount included payments to our strategic alliance partners and others, including engineering fees, working capital advances, and purchase of initial components and internal engineering activities, including salaries and benefits to our engineering personnel, including one of our executive officers, consulting fees and travel and accommodation expenses.

We used approximately $1,306,153 of the net proceeds of our initial offering to repay our bridge financing and other indebtedness, including approximately $139,235 in interest to Ameristock.

We used approximately $674,973 of the net proceeds of our initial offering to purchase materials for us and our strategic partners for commercial-grade manufacturing which we expect to commence in the first half of 2005.

We used approximately $164,307 of the net proceeds from our initial public offering in connection with our sales and marketing efforts, including for the salaries and benefits of our sales personnel, including one of our executive officers, and sales representatives and travel and accommodation expense.

We used approximately $138,734 of the net proceeds from our initial public offering in connection with our installation and after-sales support efforts, including for the salaries and benefits of our service personnel and travel and accommodation expense.

We used approximately $81,503 of the net proceeds from our initial public offering for the purchase of laboratory test equipment used in the design and testing of our initial modular units.

We used approximately $805,588 of the net proceeds from our initial public offering for general and administrative purposes, including the funding of our overhead expenses, such as lease payments on our office and operating space, salaries and benefits for administrative personnel, including two of our executive officers, travel and associated expenses, including our independent directors, and other general and administrative costs.

The remaining balance of $863,000 was held as cash and used for general corporate purposes during the first quarter of 2005.

ITEM 6. PLAN OF OPERATIONS

You should read the following plan of operations in conjunction with our financial statements, and the related notes included elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Certain Factors Which May Effect Future Results" and elsewhere in this Annual Report on Form 10-KSB.

Overview

We are a development stage company that was incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. Our primary business is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds in excess of a gigabit-per-second. Our products will initially operate in the 70 GHz and 80 GHz bands. These products will be marketed to network providers, communications and IT service providers, Fortune 500 companies, government and military entities and other companies seeking to quickly and cost-effectively establish fiber-speed wireless links between two or more buildings or between a building and the fiber optic backbone in metropolitan areas.

Since our inception in January 2004, we have concentrated our efforts primarily on the design, development and engineering of our initial products, both internally and in conjunction with our strategic partners, most of which has been funded with proceeds from the $2.5 million in aggregate private convertible debt financing we have received from Ameristock, $1.0 million bridge loan financing that was repaid in full upon consummation of the initial public offering and approximately $5.5 million in aggregate net proceeds from our initial public offering consummated on October 19, 2004. On January 28 and February 1, 2005, we received approximately $2.1 million in aggregate net proceeds in connection with the issuance of an aggregate of $2.5 million principal amount of 8% senior notes due January 28, 2008 with common stock purchase warrants in an asset-backed financing. In addition, during the first quarter of 2005, we received $888,295 from the exercise of warrants issued during our initial public offering.  None of our products were commercially deployed until March 2005 when we installed our first GigE link.

We have not yet commenced generating any revenues. We do not have sufficient capital to meet our anticipated working capital needs through fiscal year 2005. We expect our operating expenses to increase in the future, particularly expenses to complete the cost reduction schedule of our initial products and transition to commercial deployment of our initial products. We anticipate funding our further cash requirements by raising capital through additional debt and equity financing, from revenues, the exercise of warrants and accounts receivable financing that we expect to commence in the second quarter of 2005 and if such financings are not available, by scaling back our operations to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.  There can be no assurance that we will be able to raise additional capital or on what terms any such capital will be available. Any future sale of our equity securities would dilute the ownership and control of our stockholders. Our inability to raise capital could require us to scale back operations.

Engineering and product development

In order to effectively compete in our markets, we intend to invest significant resources to quickly introduce and commercially deploy our initial products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We have in the past devoted the substantial majority of our resources completing the development of our first product, the GigE, which we commercially deployed in March 2005.  We are currently devoting resources to completing the development of our OC-48 unit which we expect to deploy in the second half of 2005.

We incurred expenses of approximately $4,403,500 in connection with our engineering and product development activities from inception (January 5, 2004) through December 31, 2004 and estimate that we will incur significant expenses in connection with such activities during 2005. Engineering and development expenditures include engineering fees paid or to be paid to ThinKom Solutions, Sophia Wireless and other suppliers as we transition to commercial production of our initial products and salaries as we plan to continue hiring employees in this area.

Investment in laboratory and production equipment

An integral part of our overall strategy in 2004 was to work with strategic partners, utilizing their existing infrastructures and resources and minimizing our need to make significant capital expenditures to establish our own facilities. Accordingly, we made only a modest internal investment with respect to equipment and related assets. During the period from inception (January 5, 2004) through December 31, 2004, we invested approximately $93,313 in such assets and estimate that we will spend approximately $1.1 million for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us in the final assembly of our products and other related assets by the end of 2005.

Manufacturing plan

All of our proposed initial products have a modular design. See “Business - The GigaBeam transceiver unit.” With detailed designs of our initial products complete and the necessary components and modules (subassemblies) to produce these products identified, we have determined to outsource the manufacture of the key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur in-house at our facilities. In time, we may also elect to contract out the final assembly and testing of our products.

We spent $674,973 on manufacturing inventory and materials from inception (January 5, 2004) through December 31, 2004. We estimate that we will spend a significant amount on manufacturing activities during 2005 as we commence outsourced manufacturing activities for commercial production and plan to hire employees in support of these activities.

General and administrative support

In 2004, we were a development stage company and had nominal general and administrative support and limited space. See “Business—Employees.”

Initially, our facilities were located in Sophia Wireless’ building and we paid $31,500 in rent in 2004. We moved into our current facilities in the middle of December 2004 located at 470 Springpark Place in Herndon, Virginia in Suite 900 and Suite 950. Pursuant to a lease for Suite 900 and a sublease for Suite 950, we currently pay an aggregate rent of $9,098.55 per month. At the end of the first quarter of 2005, we opened a sales and marketing support office in Waltham, Massachusetts and an engineering and manufacturing support office in Sunnyvale, California. See “Item 2. Properties.”

We spent approximately $1,523,903 on general and administrative services during the period from inception (January 5, 2004) through December 31, 2004. We expect an increase in internal personnel providing general and administrative support services over the next twelve months as we commence commercial operations. We plan to continue to hire and use our own employees to provide general and administrative services, including a chief financial officer.

Results of operations

We have had a very limited history as we were formed on January 5, 2004 and no operating history as of December 31, 2004. In 2004, our focus was primarily on engineering and development of our first products. None of these products were commercially deployed in 2004. As a result, we have not generated any revenues to date and our historical information is not indicative of our future financial performance. To date, we have funded operations through the sale of debt and equity securities.

For the period from our inception on January 5, 2004 through December 31, 2004, we incurred operating expenses of $6,833,494 which were comprised of the following:

•
$4,403,500 of research, engineering and development costs, primarily consisting of payments to our strategic alliance partners, outside vendors and our internal engineering and development payroll and related expenses;

•
$1,523,903 of general and administrative costs, primarily consisting of payroll and related expenses and legal, accounting and other costs incurred in connection with our formation and initial public offering completed in October 2004; and

•	$641,165 of selling and marketing expenses, which are primarily payroll related and travel expenses.

•	$264,926 of link operations expenses, which are primarily payroll related and travel expenses.

For the period from our inception, January 5, 2004 through December 31, 2004, we incurred an aggregate net loss, and an accumulated deficit, of $7,505,000. Since December 31, 2004, our losses have increased and are expected to continue to increase for at least the next 12 months as we commence full scale manufacturing and deployment of our products.

Liquidity and capital resources

In assessing our liquidity, our management reviews and analyzes our current cash, expected revenue, expected capital expenditure commitments, and required debt payments and other obligations.

The aggregate net proceeds from our initial public offering were approximately $5.5 million and enabled us to continue our engineering and development initiatives and further implement our business plan through the end of 2004. In the first quarter of 2005, we received approximately $2.1 million in net proceeds in connection with the issuance of an aggregate of $2.5 million principal amount of 8% senior notes due January 28, 2008 with common stock purchase warrants in an asset-backed financing. In addition, during the first quarter of 2005, we received $888,295 from the exercise of warrants issued during the initial public offering.

We commenced commercial operations with the shipment of our Gig-E product in March, 2005 and expect to generate revenue in the second quarter of 2005. For the year ended December 31, 2004, we used $5,813,657 to fund our operating activities. Working capital increased from a negative prior to the initial public offering to approximately $826,419 at December 31, 2004. The increase in working capital was the result of the consummation of our initial public offering. Based upon our current plan of operations for 2005, we believe we do not have sufficient capital to meet our anticipated working capital needs through fiscal year 2005. We only have sufficient cash to fund current operations until June 2005 and expect to fund future operations from anticipated product sales and raising capital through debt or equity financings, accounts receivable financing and the exercise of warrants, and if such financings are not available, by scaling back our operations to conserve cash until such time, if ever, we generate sufficient proceeds from operations. There can be no assurance that we will be able to raise additional capital. Any future sale of our equity securities would dilute the ownership and control of our stockholders. Our inability to raise capital could require us to significantly change or scale back our operations.

In light of the embryonic nature of our target markets and the wireless point-to-point industry in general, as well as our limited history, it is difficult for our management to fully identify and assess any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our products, widespread customer acceptance and usage of the relatively new wireless point-to-point technology and the newly authorized 70 GHz and 80 GHz frequencies for commercial use, and the increasing penetration of broadband Internet access in the mainstream market. If any of these trends or uncertainties changes unfavorably, we may not be able to recognize revenues or obtain accounts receivable financing in 2005 as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures and/or scale back our operations. We may also be unable to satisfy our material contractual obligations, which are described below:

ThinKom Solutions obligations

We entered into a strategic alliance agreement with ThinKom Solutions upon our inception in January 2004, pursuant to which we are designing and intend to market and sell commercial point-to-point wireless communications systems that incorporate the ThinKom antenna component technologies. Under the terms of this agreement, we issued 143,000 shares of our common stock to ThinKom Solutions at par value per share, the price at which our founders’ shares were issued on that date, and ThinKom Solutions granted us an exclusive worldwide license to use, market, distribute, sell and otherwise commercialize its antenna technologies within products operating in the 70 GHz and 80 GHz bands. ThinKom Solutions also agreed to develop, design, manufacture and test our antenna modules in accordance with our mutually agreed upon design specifications.

The agreement has an initial term of five years and automatically extends for additional one-year periods until terminated in accordance with its terms. In 2004, we paid ThinKom $375,000 of the $650,000 required minimum payment for the design of our antenna, which was delayed and which we expect to complete in the second half of 2005 and manufacture of our antenna which we expect to commence in the second half of 2005. We are required to make minimum payments to ThinKom Solutions for the design and manufacture of our antenna of $1,225,000 in 2005, $1,400,000 in 2006, $4,600,000 in 2007 and $8,800,000 each year thereafter, regardless of the number of antennae we need or request for those periods. We paid $250,000 working capital advance to ThinKom Solutions within 30 days of the consummation of our initial public offering, which payment will be credited against minimum purchase amounts due to ThinKom Solutions in the last quarter of 2006 or payments to component suppliers to ThinKom or us. The design of our antenna was not completed and we did not order any antennas from ThinKom in 2004. We do not expect to order any antennas from ThinKom Solutions until the third quarter of 2005. Consequently, all of the minimum payments we made to ThinKom Solutions in 2004 were for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs.

We will also pay to ThinKom Solutions 1% of our revenues generated from the sale of products using ThinKom Solutions’ technology, excluding certain specified costs. Each year of the agreement, ThinKom Solutions will issue to us an amount of its shares of common stock that will be determined by dividing the amount of the license fee we paid during that year by the price per share of ThinKom Solutions’ common stock, but in no event will ThinKom Solutions issue to us more than an aggregate of 5% of its outstanding shares of common stock. We had no revenues in 2004 and no stock was issued by ThinKom Solutions to us.

Sophia Wireless obligations

We entered into a strategic alliance agreement with Sophia Wireless in February 2004 and amended and restated the original alliance agreement on December 10, 2004. Under the terms of this amended agreement, we agreed to pay Sophia Wireless an aggregate of $300,000 in engineering fees (in addition to the amount of $750,000 previously paid to Sophia in 2004 under the original alliance agreement). The $300,000 engineering fees are for the development and delivery of three wireless design technologies for use in our GigE product and the grant to us by Sophia of a perpetual, royalty free license to manufacture and sell the Sophia Wireless designed products in our products on an eighteen month exclusive basis. These engineering fees are payable by us to Sophia Wireless upon delivery by Sophia Wireless of the design products of which $200,000 was paid in 2004 and $100,000 was paid in the first half of 2005. Additionally, pursuant to our original alliance agreement, we have issued warrants to Sophia Wireless to purchase 35,750 shares of our common stock at an exercise price of $1.00 per share and Sophia Wireless issued to us warrants to purchase 40,458 shares of Sophia Wireless common stock at $2.20 per share. Pursuant to the amended and restated alliance agreement, no further warrants to purchase common stock of us or Sophia Wireless, as the case may be, will be issued by us or Sophia Wireless to the other in connection with the performance incentives under the original alliance agreement.

Under the terms of the amended agreement, Sophia Wireless granted us a “right of first look” and opportunity to participate in the development and the license to us of certain other Sophia Wireless developed products, we eliminated our minimum purchase requirements of RF modules manufactured by Sophia Wireless and provided that any future development of E-band circuitry by Sophia Wireless for us will be by mutual agreement. The amended agreement decreased the term of the alliance from seven years to three years and any renewal to be mutually agreed upon.

Mantaro Networks obligations

We entered into a strategic alliance agreement with Mantaro Networks, Inc. in May 2004 pursuant to which we have been granted the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, which incorporates components designed and manufactured by Mantaro Networks. Mantaro Networks agreed that it will not compete by offering similar products to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with the wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. Of the minimum $425,000 engineering fees to be paid by us to Mantaro Networks in 2004 under the terms of our agreement with Mantaro Networks, we paid $500,247. In addition, our agreement with Mantaro Networks requires us to pay a minimum of $100,000 in 2005 and for each year thereafter for the term of the agreement for engineering fees. In addition to the engineering fees, we have agreed to purchase a minimum number of components from Mantaro Networks for each of our proposed products over the life of the agreement. The agreement has an initial term of five years and automatically extends for additional one-year terms until terminated in accordance with its terms.

Core Source obligations

We entered into a strategic alliance agreement with Core Source Technologies, LLC in May 2004 pursuant to which we have been granted the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, which incorporates Core Source’s component design. Core Source agreed that it will not compete by offering similar products to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with the wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. Of the minimum $85,000 engineering fees to be paid by us to Core Source in 2004 under the terms of our agreement with Core Source, we paid $313,185. In addition, our agreement with Core Source requires us to pay Core Source a minimum of $50,000 in 2005 and for each year thereafter for the term of the agreement for non- recurring engineering fees. In addition to the engineering fees, we have agreed to purchase a minimum number of components from Core Source for each of our proposed products over the life of the agreement. The agreement has an initial term of five years and automatically extends for additional one-year terms until terminated in accordance with its terms.

Debt obligations

In January 2004, we entered into a note and warrant purchase agreement with Ameristock pursuant to which we received $1,000,000 in financing from Ameristock and issued to Ameristock a 10% convertible note in the principal amount of $1,000,000 and warrants to acquire 40,000 shares of our common stock at a price of approximately $.001 per share. In April 2004, we entered into another note and warrant purchase agreement with Ameristock, which provided for its funding to us of $1,500,000 in four installments through July 10, 2004. We received all $1,500,000 of this installment financing and issued notes to Ameristock identical to those issued in connection with the January 2004 Ameristock financing to evidence the $1,500,000 loan. In addition, we issued Ameristock warrants to purchase an additional 60,000 shares of our common stock in connection with the April 2004 installment financing. Upon completion of our initial pubic offering in October 2004, all $2,500,000 principal amount of the 10% convertible notes issued to Ameristock were automatically converted into an aggregate of 495,050 shares at the rate of $5.05 per share. All of the accumulated but unpaid interest accrued on these notes was paid in cash upon consummation of our initial public offering and we used a portion of the proceeds of that initial offering to satisfy that obligation.

In April 2004, we issued two notes in the aggregate principal amount of $200,000 to Primecast to purchase its in process research and development relating to a proposed short-range free space optics product design. One note, in the principal amount of $50,000, was repaid on July 10, 2004. The other note, in the principal amount of $150,000 and bearing interest at the rate of 5% per annum, was repaid upon the consummation of our initial public offer with a portion of the proceeds from that offering.

In September 2004, we completed a bridge financing pursuant to which we received $925,000 in funding from several lenders in return for which we issued to them 10% notes with aggregate face value of $1.0 million. All of these bridge notes were repaid in cash upon the consummation of our initial public offering with a portion of the proceeds from that offering.

On January 28, 2005 and February 1, 2005, we completed an asset-backed financing pursuant to which we received an aggregate net proceeds of $2,169,480 from accredited investors in return for which we issued to them an aggregate of $2.5 million principal amount of 8% senior convertible notes due January 28, 2008 and warrants to purchase an aggregate of 446,429 shares of our common stock at an exercise price of $7.00 per share from April 1, 2005 through January 28, 2011. The principal purpose of this financing was to fund our accounts receivable and component and product inventory in connection with the deployment of our initial product, which occurred in March 2005. The 8% senior convertible notes are secured by substantially all of our assets and the personal pledge of shares of common stock by Mr. Slaughter, our chief executive officer, and Mr. Lockie, our president. In the event we complete other financings prior to September 30, 2005, the note holders will have the right to convert all or a portion of the then outstanding principal amount of their respective notes, plus interest, into the securities issued in such financing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and plan of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the Notes to Financial Statements. The application of these policies requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we will evaluate our estimates including those related to revenue recognition, research, engineering and development, bad debts and valuation of goodwill and other intangibles.

Revenue Recognition

As a development stage company, we generated no revenues in 2004. We do not anticipate being able to recognize revenue from deployments of our point-to-point wireless communications units and related service and maintenance programs until the first half of 2005. Revenue from sales of our units will be recognized upon their successful installation (i.e., when they have met contractually designated performance criteria). Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

Research, engineering and development

Internal research, engineering and development expenses are expensed as incurred. In 2004, we entered into agreements with third parties in connection with development collaborations relating to technology utilized in our products. Amounts charged by third parties in accordance with these agreements, which are deemed to correlate to costs incurred by such parties, are expensed as incurred.

CERTAIN FACTORS WHICH MAY EFFECT FUTURE RESULTS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations.

We are in the early stages of development and have no operating history upon which you can base your investment decision.

We were incorporated on January 5, 2004 and are still in early stages of development. We are currently completing the development of our first products and seeking additional alliances with companies that will strategically enhance our business. To date, we have generated no revenues and have no real operating history upon which you can evaluate our business strategy or future prospects. We anticipated generating revenues in the first half of 2005 and our ability to generate such revenues will depend on whether we can successfully market our intial product and develop and commercialize additional products and make the transition from a development stage company to an operating company. In making your evaluation of our prospects, you should consider that we are a start-up business focused on new technologies, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned.

 We have limited capital recourses and may not be able to meet our future capital requirements, and the cost of additional equity or debt capital could be prohibitive or result in dilution to existing stockholders.

Our business model is capital intensive, requiring significant expenditures ahead of projected revenues. Based on our current operating plan, we only have sufficient cash to operate until June 2005. We require additional capital to complete the transition from a development company to an operational company. We plan to fund our operations with the anticipated proceeds of operations, accounts receivable financings and additional debt or equity financings, and if such financings are not available, by scaling back our operations. In addition, if and when we achieve initial market acceptance for our first products, we may desire to accelerate our growth to take advantage of increasing demand. Accordingly, we may wish to raise additional capital to offset increased costs associated with accelerated growth. Our capital financings could take the form of public or private equity or debt financing. Such financing may not be available to us on commercially reasonable terms, or at all. If additional capital is either unavailable or cost prohibitive, we may need to change our business strategy or reduce or scale back our operations. In addition, if we raise additional funds by issuing equity securities, our stockholders may experience dilution.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, January 5, 2004, through December 31, 2004, we incurred an aggregate net loss, and had an accumulated deficit, of $7,505,000. Since then, our losses have increased and are expected to continue to increase for at least the next 12 months as we commence full scale manufacturing and deployment of our products and we transition from a development stage company to an operating company. As we make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our information technology and operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Our failure to quickly and positively distinguish our products from other “last mile” alternatives and limit the adoption curve associated with their market acceptance could negatively affect both our operations and our prospects.

Point-to-point links operating in the 70 GHz and 80 GHz bands represent a new last mile solution based on newly created designs and technologies. The frequencies in which they will operate did not until recently have service rules that would enable the frequencies to be put to commercial use. As a result, our products may be slow to achieve, or may never achieve, market acceptance, as potential customers may seek further validation of the efficacy and efficiency of our technology. In addition, failure to distinguish our products from competing products and technologies that provide wireless broadband access or connectivity could hinder market acceptance of our products. Meaningful numbers of customers may not be willing to adopt our products until they are proven, both initially and over time, through long-term field testing and demonstration. There is also no way to determine the adoption curve that will be associated with our products following their introduction to the market. Non-acceptance or delayed acceptance of our products could force reductions in contemplated sales prices of our products, reduce our overall sales and gross margins and negatively affect our operations and prospects.

The rate at which potential customers are willing to adopt our solutions could be slowed by negative prior experiences they may have had with previously existing point-to-point wireless technologies.

Potential customers within the market segments we are targeting may have had negative prior experiences with previously existing wireless point-to-point technologies, such as inadequate transmission capacity or service outages due to weather conditions. Accordingly, it could take significant time to educate the market as to the unique attributes of our products that enable our products to overcome the types of problems that prevented prior wireless technologies from serving as viable alternatives to fiber.

The loss of the services of our founding executives could negatively affect our business, as could our inability to attract and retain qualified management, sales and technical personnel as and when needed.

Our success depends largely on the continued efforts of our founders, Louis S. Slaughter, the chairman of our board of directors and our chief executive officer and acting chief financial officer and Douglas G. Lockie, our president and chief technology officer. At this stage of our development, we are completely dependent on their knowledge, experience and reputation within the millimeter wave segment of the communications industry. Although they have entered into three-year employment contracts with us, which became effective at the consummation of our initial public offering in October 2004, either of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation, our development efforts and future prospects would be substantially impaired. For example, without their relationships with our strategic alliance partners, the scheduled introduction and marketing of our wireless communications products would be significantly delayed. Further, as we grow, we will need to attract and retain other personnel possessing relevant sales, marketing and technical experience in the communications industry. Competition for qualified management, sales and technical personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need on economically feasible terms.

Our inability to establish cost-effective sales channels would negatively affect our revenue potential.

We currently have minimal sales, marketing and distribution capabilities. In order to commercialize our products, we will have to develop a sales and marketing infrastructure and/or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise, which would require the dedication of significant capital, management resources and time. We could also be required to expend significant capital and other resources in developing third party distribution channels. Further, any agreement to sell our products through a third party, such as an established telecommunications provider or network services provider, could hamper our ability to sell our products to that third party’s competitors. Due to our limited financial resources, we may not be able to establish a sales force or make adequate third party arrangements for product sales. Our failure to do so would limit our ability to expand sales, as well as negatively affect our operations, financial results, and long-term growth.

Failure to obtain satisfactory performance from our strategic partners and other third party vendors on whom we will be dependent for the components and subassemblies used in our products could cause us to lose sales, incur additional costs and lose credibility in the market place.

We will substantially rely on outside vendors to manufacture many of the components and subassemblies for our products. We expect to obtain many of these components and subassemblies from either a sole source or a limited group of suppliers. In fact, we have entered into exclusive arrangements with ThinKom Solutions, Inc., for the manufacture of planar antennas, and a strategic alliance with Sophia Wireless, Inc., for the design of the radio frequency (RF) modules, used in our products. Our agreement with ThinKom actually prohibits us from procuring these components from other sources. Our suppliers’ failure to perform satisfactorily could cause us to fail to meet customer requirements, lose sales and expose us to product quality issues. In turn, this could damage relationships with customers and harm our reputation, business, financial condition, and results of operations. Moreover, we expect to quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased costs. Our inability to obtain these items at the prices we desire could hurt our sales and lower our margins.

If we fail to receive sufficient quantities of components when needed, we could be required to reconfigure our products, which could reduce our sales, alter product performance and prove time consuming, expensive and/or impossible.

While we have an exclusive arrangement with ThinKom Solutions and a strategic alliance with Sophia Wireless relating to the use of their components in any products operating in the 71-76 GHz or 81-86 GHz frequencies, each of these strategic partners does, and will continue to, produce and sell components to customers in other fields or for other purposes. Both of these companies are relatively small and possess limited resources, which they will have to manage in order to meet both our demand and the demand of their other customers. In light of their limited size and manufacturing capacity, ThinKom Solutions or Sophia Wireless, or any of our other suppliers, may be unable to make adequate and timely deliveries of our required components or subassemblies. If so, we may have to:

•	seek alternative sources of supply, which, in the case of limited or single source components, may not be possible;

•	manufacture these components internally, which we may not have the ability, resources or, under our strategic alliance agreements, permission, to do; or

•	reconfigure our products to work with different components, which could entail substantial time and expense and which could result in inferior performance as compared to previous configurations.

Even if we are successful at reconfiguring our products, a significant amount of time could be required to receive an adequate flow of replacement components, which could delay our ability to manufacture or ship our systems on a timely basis. Such delays would significantly damage our business by causing us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

Our inability to manufacture our products in commercial quantities to specified standards would negatively affect our margins and profits.

To achieve profitability, our products will need to be manufactured and assembled in commercial quantities, in compliance with all applicable regulatory requirements and at acceptable costs, especially since we are seeking to position our products as a low-cost alternative to fiber. In March 2005, we installed our first commercial grade GigE product. To date, neither we nor our strategic partners have produced a commercial grade version of any of the other products we are currently developing. While, based on our progress to date, we expect to deploy commercial grade OC-48 product by the second half 2005, we and/or our suppliers may experience unanticipated technical and management challenges during actual commercial production. Due to our limited manufacturing experience, we may not be able to successfully manufacture commercial grade products in quantity and on a cost-efficient basis. In addition, in order to complete the final assembly portion of our products’ manufacture in commercial quantities, a task we plan on retaining in-house, we will likely need to convert, rent, build or gain access to additional facilities or, if unable to do so, enter into agreements with third party product assemblers at significant cost.

We will be required to purchase minimum quantities of components from certain suppliers, whether or not we need such components, which could create a significant drain on our capital resources.

Under the terms of our agreements with ThinKom Solutions and others, we are or will be required to purchase various components only from them and in specified minimum quantities. These purchase requirements will represent a significant financial commitment for us. We will be required to purchase these components and make the corresponding expenditures whether or not we need such components to meet the demand of end customers for our products. If we have not generated sufficient demand for our products to at least offset the costs associated with our minimum required component purchases, our agreements with each of ThinKom Solutions and other suppliers will create a significant drain on our capital resources.

If we fail to develop products that keep pace with industry standards and needs and meet our customers’ technical specifications on a timely basis, our business may be harmed.

The existing and potential markets for our products and technology are characterized by:

•	ever increasing performance requirements,

•	evolving industry standards,

•	rapid technological changes, and

•	product obsolescence.

These characteristics, in turn, lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. Our ability to succeed in our competitive market will depend upon our successful development, introduction and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors’ product developments. Due to our limited resources, we may not be able to complete the development and marketing of any of the products we are currently developing. In addition, we may experience difficulties that could delay or prevent the completion, introduction and sale of future products, or that, once deployed, these products will adequately meet the requirements of the marketplace and achieve market acceptance.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our outstanding debt and future debt obligations could impair our liquidity. We may incur additional debt in the future to fund all or part of our capital requirements. Any future debt obligations could:

•	make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of any cash flow we may generate to payments on our debt obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

•	make us more vulnerable in the event of a downturn in our business prospects and limit our flexibility to plan for, or react to, changes in our industry.

If we were to fail in the future to make any required payment under agreements governing indebtedness we undertake or fail to comply with the financial and operating covenants contained in those agreements, we would be in default as regards to that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In this event, we would be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

The continuing uncertainty in the telecommunications industry and the global economy could negatively affect our sales due in part to our being a small and recently formed company.

In the past few years, the overall economic climate in the United States and many other parts of the world has declined. Telecommunication equipment markets specifically have experienced a severe downturn. This downturn has resulted in customers having less capital available from capital markets, and less willingness to spend from their internal budgets, to purchase equipment like ours. As a result, potential customers may be less willing to spend their limited budgets on products from us for fear that as a small, start-up company we might not survive the economic downturn. Because we do not have the financial resources or name recognition of larger companies, this downturn may significantly impair the growth and stability of our business as well as negatively affect our financial condition and results of operations.

We may not successfully adapt to regulatory changes in our industry, which could significantly impact the operation of our business.

The regulatory environment in which we operate is subject to change. Certifications for wireless equipment like that utilized in our products and the licensing and registrations required to use the radio frequency spectrum in which our products will operate, are governed by regulatory bodies like the FCC and the National Telecommunications and Information Administration (NTIA). Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by:

•	restricting customers’ use of the millimeter wave bands used by our products or making that use more expensive;

•	making the products or systems we develop obsolete; or

•	increasing the opportunity for additional competition.

Regulatory changes like these could harm our business, financial condition and results of operations. In addition, it may be necessary or advisable in the future to modify our products to operate in compliance with new regulations. These modifications could be extremely expensive and time-consuming to complete, thus negatively affecting our margins. And, even after expending substantial additional resources, we may not be able to complete required modifications, which would affect our ability to even sell our products.

Customers will be required to obtain one-time national licenses as well as registrations for each link established with our products, which could be costly and time consuming and make our solutions seem less attractive.

After one of our wireless link products is commercially introduced, each customer that purchases that product will be required to obtain a one-time national license to utilize the applicable spectrum and to register each point-to-point link deployed on its behalf through the registration system proposed for that purpose by the FCC. Although the initial cost of the national license is minimal, there could be material regulatory fees imposed on licensees by the FCC and, as the number of applicants increases, time delays involved in obtaining the license from the FCC, as well as additional costs associated with the registration of each link. These delays and costs could make our solutions less attractive to potential customers, especially if viable, license-free wireless alternatives are developed. As a result, we would experience difficulty in selling our products.

Delays in obtaining necessary regulatory approvals and desired industry standard certifications relating to our equipment could hinder market acceptance of our products, delay sales of our products and impair our ability to market those products.

Our products will typically need to receive regulatory approvals or certifications before they can be commercially deployed. As a result, customers may require that we obtain these approvals before buying or agreeing to buy our products. In addition, we expect that most customers will require that our products meet national industry equipment standards as well. Obtaining these approvals and meeting these standards can be a long, expensive process. Any significant delay obtaining the approvals or meeting the standards could hinder our ability to sell our products and, as a result, reduce our revenues.

Countries outside of the U.S. may not approve for commercial use the frequencies in which our products will operate and/or may have different requirements for equipment operating in those frequencies than those set by the FCC, either of which events could negatively affect our prospects and growth.

In 2003, the FCC approved service rules for the commercial use of the 71-76 GHz and 81-86 GHz bands. These spectrum bands have not yet, however, been approved for such purpose in many other countries. If widespread authorization of these frequencies for wireless communication use by the public has not occurred by the time we are ready to expand our operations overseas, the size of our expected market will be greatly decreased, which would negatively affect our prospects and growth. In addition, if the requirements and standards set by other countries for equipment like ours are different than those set by the FCC, requiring us to make substantial changes to our product design and/or manufacture, our prospects and growth would also be significantly diminished.

It could prove costly or impossible for us to effectively compete in the intensely competitive telecommunications equipment industry, which could negatively impact our financial results.

Both the telecommunications equipment industry in general and the wireless communications equipment industry in particular are intensely competitive. Companies operating in the telecommunications equipment industry are always seeking to develop viable wireline and wireless high-speed communications products and services, whether it is by:

•	developing technologies that improve the performance of existing copper alternatives;

•	developing methods for lowering the cost of fiber optic cable; or

•	innovating new and improved point-to-point and wide area wireless solutions.

The wireless communications industry in which we will principally compete has attracted substantial media and other attention in recent months in part due to the ability of newly developed equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These factors have led numerous companies to develop or commence developing products that compete or could compete with those we are developing. The large number of companies offering products that may be perceived to be similar or even interchangeable with our products could have the effect of reducing the prices at which we are able to sell our products. In turn, this could reduce our gross margins and negatively impact our general financial results.

A significant number of the companies with which we currently compete or will compete have substantially greater resources and longer operating histories than we do, and we may not be able to compete with them effectively, even if our products are technically superior.

Many of the companies with which we compete or expect to compete offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include Proxim Corporation, Stratex Networks, Inc., Ceragon Networks Ltd., Terabeam Wireless, BridgeWave Communications, Inc., Loea Corporation and Harris Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers and free space optic suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

We also expect to face competition from private and start-up companies given the FCC’s new open licensing rules relating to the radio frequencies on which our products will operate, effectively reducing the greatest barrier to entry for companies such as ours.

We will not only face actual and potential competition from established companies, but also from start-up and other small companies that are developing and marketing new commercial products and services. Some of these will be seeking, like us, to take advantage of the new FCC open licensing rules to enter the market with products capable of harnessing the frequencies between 71-76 GHz and between 81-86 GHz to provide higher quality service. Also, other than the increased technical development skills and expertise required, there are no substantial manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs creating significant barriers to entry in this market. This lack of significant barriers and the perceived attractiveness among engineers of these newly licensed frequencies for commercial use are likely to result or have already resulted in other small companies entering the commercial markets with equipment utilizing these frequencies. These companies include Loea Corporation, BridgeWave Communications, Inc. and, perhaps, Terabeam Wireless.

Our success will likely be highly dependent upon a large number of sales to a limited number of customers.

We expect to sell a significant portion of our initial product and any additional products we develop and services to a limited number of customers. Our business would be harmed if we lost a significant customer or suffered any reduction or delays in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns or market, economic or competitive conditions in the telecommunications industry. Additionally, the ongoing consolidation of the telecommunications industry is further limiting the number of customers. As a result, we will be more dependent on specific customers and their economic condition than if our sales were made to a broader client base.

Our business depends on continued demand for broadband connectivity and access.

The future success of our business is dependent in part upon the continued and increasing demand for high-speed, broadband connectivity and access, particularly with regard to the Internet, and for high-speed telecommunications products. The markets for broadband connectivity and high-speed telecommunication products are still relatively unseasoned and characterized by evolving technological and industry standards. Therefore, the markets for such services and products may not grow as expected or at all, which would limit the demand for our products.

If we are unable to protect our intellectual property rights adequately, we may be deprived of legal recourse against those who misappropriate our intellectual property.

Our intellectual property rights are important assets for us. However, there are events that are outside of our control that pose a threat to our intellectual property rights. For example, our proprietary rights may not provide the competitive advantages that we expect. Despite our efforts and those of our strategic partners to protect our intellectual property, our competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in our products. If this occurs, we may not be able to prevent their use of this technology. Our means of protecting our proprietary rights may not be adequate, we may lack the financial resources to protect our proprietary rights, and our strategic partners’ existing patents may not be sufficiently broad to prevent others from using technology that is similar to or the same as the technology utilized by our product solutions. In addition, patents issued to our alliance partners might be challenged and might be invalidated or circumvented and any rights granted under such patents may not provide adequate protection to them or us. Our competitors may independently develop similar technology, duplicate features of our products or design around patents that may be issued to our alliance partners or us. As a result of these threats to our proprietary technology, we may have to resort to costly litigation to enforce or defend our intellectual property rights. Such litigation would divert our management’s attention and scarce financial resources that could otherwise be used to develop our products.

Our products, technologies and other intellectual property could infringe on intellectual property rights of others, which could harm our business.

Although we believe that our products, technologies and other intellectual property, including trademarks, trade names, and service marks, and those of our alliance partners do not and will not infringe upon any existing proprietary rights of others, third parties may assert such claims against us or our alliance partners in the future. We have received a notice alleging infringement with respect to our use of the name “GigaBeam.” Although we believe this allegation (and any potential future claim that might be based thereon) is without merit, such a claim or other future claims of infringement could be successful. We could also incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, even if the claim is invalid, which could have negative effects on our business, financial condition, and results of operations.

Adverse determinations in any litigation could:

•	subject us to significant liabilities to third parties,

•	require us to seek costly or onerous licenses from third parties,

•	force us to alter our products, which could be costly, time consuming and impractical and could detract from the value or quality of our products, and

•	prevent us from manufacturing and selling our products.

Any of these determinations could seriously harm our business.

Our products will subject us to product liability exposure and our product liability insurance, if any, may not be sufficient to cover these claims.

Use of our products will expose us to product liability claims in the event they cause injury or harm our customers or third parties’ businesses. Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition. Although we expect to have product liability insurance, it is possible that the level or breadth of that insurance coverage will be insufficient to fully cover potential claims. Such insurance is often expensive, and we may not be able to obtain coverage at an acceptable cost, if at all.

Our business and financial results could be negatively affected by warranty claims.

Products as complex as those we are developing frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of errors or defects could result in products being returned under warranty for repair or replacement with us having to bear the associated expense. Due to the fact that our products are newly-developed and not yet commercially manufactured, we are currently unable to anticipate the likelihood of errors or defects. Although we intend to maintain appropriate overall warranty reserves, an unanticipated high repair occurrence related to a specific product or number of products could make our reserves inadequate at any specific time and negatively affect our financial results.

Management’s failure to properly ascertain potential risks relating to any future acquisitions of businesses, products or technologies from others could place our operations and/or financial condition in harm.

Although as of the date of this annual report, we have no agreements, understandings or commitments relating thereto, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

Emissions from our antennas may be a health risk.

The use of wireless equipment, like radio transmitters radiating through antennas, has been alleged to pose health risks due to radio frequency emissions. Our initial product is and our proposed products will be in compliance with all current U.S. radio emissions standards for continuous exposure, however, those standards could change or be insufficient. Any allegations of health risks, if proven, could result in liability on our part. In addition, we could be required to reduce power in our transmissions or otherwise change the way our systems operate in order to reduce emissions to acceptable levels. Any of these results could negatively affect our financial condition or results of operations and diminish the marketability of our products.

Our failure to obtain the access rights necessary to install our equipment would adversely affect our ability to expand our business.

We or our customers may not be able to obtain, from building owners or managers, access rights to buildings and roof tops to successfully install and service our equipment as planned. In order to install our equipment, we or our customers need access to each building where our antennas will be placed. Our failure or our customers’ failure to obtain access rights at the pace and locations necessary could have an adverse affect on our business and financial condition. In addition, we may need to obtain zoning or other governmental approvals in order to place our antennas on a particular building or in a particular area. We may not be able to obtain these approvals in a timely manner, or at all.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. Institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. The factors may have an adverse impact on the trading and price of our securities.

Our stock price has been volatile and may continue to be volatile.

There is limited trading history and volume for our common stock and warrants. Stockholders and warrant holders may find it difficult to sell their shares or warrants. In addition, our common stock and warrants have experienced, and are likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock and warrants, respectively, without regard to our operating performance. In addition, the trading price of our common stock and warrants could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting our industry generally, changes in national or regional economic conditions or general market conditions. The market price of our common stock and warrants could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

•	must make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our stock will be significantly limited. Accordingly, the market price of our stock may be depressed, and you may find it more difficult to sell your shares.

Future sales of our common stock may cause the prevailing market price to decrease and impair our capital raising abilities.

We have previously issued a substantial number of shares of common stock, which will become eligible for resale under Rule 144 of the Securities Act over the next 12 months, and may become freely tradable. In addition, shares of our common stock issuable upon exercise of outstanding convertible notes will also become eligible for sale under Rule 144. We have also registered a substantial number of shares of common stock that are issuable upon the exercise of warrants. If holders of warrants or other convertible securities choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issuable upon conversion of our notes choose to sell such shares of common stock in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

As we do not anticipate paying cash dividends, you should not expect any return on your investment except through appreciation, if any, in the value of our common stock.

You should not rely on an investment in our common stock to provide dividend income, as we have not paid any cash dividends on our common stock and do not plan to pay dividends on our common stock in the foreseeable future. Thus, if you are to receive any return on your investment in our common stock it will likely have to come from the appreciation, if any, in the value of our common stock. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt instruments and changes in federal tax policies, if any.

Our officers, directors and affiliated entities own a large percentage of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

Our executive officers and directors in the aggregate, beneficially own approximately 49% of our outstanding common stock as of the date of this report. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

Provisions in our corporate documents and our certificate of incorporation and bylaws, as well as Delaware General Corporation Law, may hinder a change of control.

Provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

•	A classified board of directors that cannot be replaced without cause by a majority vote of our stockholders; and

•	Our board of director’s authorization to issue shares of preferred stock, on terms as the board of directors may determine, without stockholder approval.

Provisions of Delaware General Corporation Law may restrict many business combinations.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
GigaBeam Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheet of GigaBeam Corporation (Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period January 5, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigaBeam Corporation at December 31, 2004, and the results of its operations and its cash flows for the period January 5, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, Maryland
March 18, 2005

GigaBeam Corporation
Development Stage Company
Consolidated Balance Sheet

ASSETS	As of December 31, 2004

Current assets:
Cash and cash equivalents	$1,742,716
Inventories	674,973
Prepaid expenses and other current assets	293,690
Total current assets	2,711,379

Property and equipment, net	141,821
Other assets	81,273
Deferred charges	429,000
Total assets	$3,363,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,101,793
Accrued liabilities	783,167
Total current liabilities	1,884,960

Commitments and contingencies

Stockholders’ equity

Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,603,440 shares	4,603
Additional paid in capital	9,024,121
Deferred compensation	(45,211)
Deficit accumulated during the development stage	(7,505,000)
Total stockholders’ equity	1,478,513
Total liabilities and stockholders’ equity	$3,363,473

See accompanying notes to financial statements.

GigaBeam Corporation
Development Stage Company
Consolidated Statement of Operations

For the Period January 5, 2004 (Inception) to December 31, 2004

Operating expenses:
Research, engineering and development	$4,403,500
General and administrative	1,523,903
Selling and marketing	641,165
Link operations	264,926
Total operating expenses	6,833,494

Other income (expense):
Interest income	7,054
Interest expense	(678,560)
Total other income (expense)	(671,506)

Net loss	$(7,505,000)

Net loss per share, basic and diluted	$(2.47)

Weighted average shares outstanding, basic and diluted	3,036,724

See accompanying notes to financial statements.

GigaBeam Corporation
Development Stage Company
Consolidated Statement of Cash Flows

For the Period January 5, 2004 (Inception) to December 31, 2004
Cash flows from operating activities:
Net loss	$(7,505,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	423,000
Depreciation and amortization expense	11,520
Non-cash compensation expenses	140,526
Non-cash research and development expense	200,000
Changes in operating assets and liabilities:
Inventory	(674,973)
Prepaid expenses and other current assets	(293,690)
Accounts payable	1,101,793
Accrued liabilities	783,167
Net cash used in operating activities	(5,813,657)

Cash flows used for investing activities:
Purchases of property and equipment	(152,590)
Acquisition of patents	(45,000)
Deposits	(37,023)
Net cash used for investing activities	(234,613)

Cash flows provided by financing activities:
Issuance of common stock, net of costs	5,490,987
Proceeds from notes payable	3,425,000
Repayments of notes payable	(1,125,000)
Net cash provided by financing activities	7,790,987

Net increase in cash and cash equivalents	1,742,717

Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$1,742,717

Supplemental disclosures:
Cash paid for interest	$255,560

Non-cash transactions:
Common stock issued in connection with deferred charges	$429,000
Conversion of debt into common stock	$2,500,000

GigaBeam Corporation
Development Stage Company

Consolidated Statement of Stockholders’ Equity
For the Period January 5, 2004 (Inception) to December 31, 2004

	Common stock issued				Deficit accumulated in the	Total
	Shares	Amount	Additional Paid Capital	Deferred Compensation	development stage	Stockholders’ Equity

Balance, January 5, 2004 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock to founders	2,478,990	2,479	(2,479)	-	-	2

Issuance of common stock to suppliers	143,000	143	428,857	-	-	429,000

Issuance of warrants in connection with notes payable	-	-	423,000	-	-	423,000

Deferred compensation	-	-	57,730	(57,730)	-	-

Amortization of deferred compensation	-	-	-	12,519	-	12,519

Issuance of common stock pursuant to initial public offering, net of expenses	1,386,400	1,386	5,489,501	-	-	5,490,885

Issuance of common stock pursuant to conversion of convertible note	495,050	495	2,499,505	-	-	2,500,000

Issuance of common stock pursuant to exercise of warrants	100,000	100	-	-	-	100

Issuance of options to consultants and vendor			128,007	-	-	128,007

Net Loss	-	-	-	-	(7,505,000)	(7,505,000)

Balance, December 31, 2004	4,603,440	$4,603	$9,024,121	$(45,211)	$(7,505,000)	$1,478,513

See accompanying notes to financial statements.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business:

GigaBeam Corporation (“GigaBeam” or the “Company”), a development stage company, was incorporated in the State of Delaware on January 5, 2004. The Company’s fiscal year ends on December 31 of each year.

GigaBeam is engaged in the process of designing, developing and deploying point-to-point wireless communications links, which will enable communications at multi-gigabits per second. In this regard, the Company has complemented its core technical team by forming strategic alliances with companies that have expertise and experience in the development and the manufacture of various components and modules that are included in the Company’s products. The goal is to deliver high performance low cost communications links, which will operate within the 71-76 GHz and 81-86 GHz spectrum. The Company will also provide service and maintenance programs for its hardware products.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design and development of the product and initial sales and marketing. In October 2004, the Company completed its initial public offering (IPO), generating net proceeds of approximately $5.5 million.

2. Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

Inventories

Inventories consist of raw materials, including, various component parts, power supplies, encoders, circuit boards, multipliers, synthesizers, mechanical housings and mounts and are stated at the lower of cost or market using the first-in, first-out method.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (Continued)

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repair expenditures are charged to expense as incurred.

Revenue Recognition

The Company is a development stage company, has not generated revenue to date, and does not anticipate generating sales from shipments of its point-to-point wireless communications link hardware, and related service and maintenance programs until the first half of 2005. Revenue from sales of hardware will be recognized upon the successful installation and testing of products assuming collectabilty is reasonably assured and the fee is fixed. Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

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

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive:

Options to purchase common stock	557,310
Warrants to purchase common stock	1,724,150

Income Taxes

The Company accounts for its income taxes using the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (Continued)

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

Stock-Based Compensation

The Company accounts for employee related stock compensation under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its interpretations. As a result, the Company recognizes compensation expense equivalent to the excess of fair value of the common stock over the exercise price of the option at the date of grant.

As required under Statement of Financial Accounting Standards SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), the pro forma effects of recognizing the fair value of stock-based compensation on net loss has been estimated at the date of grant and shown below.

For purposes of the following pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods.

For the Period January 5, 2004 (Inception) to December 31, 2004

Net loss as reported	$7,505,000

Less: Stock-based employee compensation determined under the intrinsic value method for all awards	(12,519)

Add: Stock-based employee compensation expense determined under fair value based method for all awards	181,315

Pro forma net loss	$7,673,796

Pro forma net loss per share, basic and dilutive	$(2.53)

Weighted average shares outstanding, basic and diluted	3,036,724

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Assumptions:
Expected volatility	85%
Risk free interest rate	3.5%
Dividend yield	0%
Expected life (range in years)	4 yrs.

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (R), which is a revision of SFAS 123, SFAS 123(R) supersedes ARB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

SFAS 123(R) must be adopted no later than December 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified prospective method on January 1, 2006, but has not yet determined the impact of adoption.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and equipment:

Property and equipment consists of the following:

Computer, office equipment and research and development equipment	$126,355
Furniture and fixtures	12,296
Website development	13,940
152,591
Less accumulated depreciation	(10,770)
$141,821

4. Notes Payable:

On January 26, 2004 and on April 19, 2004, the Company entered into agreements, as amended, with Ameristock Corp. (“Ameristock”), for notes payable in the amounts of $1,000,000 and $1,500,000 respectively, which were payable upon demand subsequent to the one- year anniversary of the issuance of the notes with interest at 10%. These notes were converted into Common Stock of the Company at the closing of the initial public offering (“IPO”) in October 2004. All of the accrued but unpaid interest on the Notes was paid in cash at the closing of the IPO.

In connection with the above, a warrant to purchase 40,000 shares was issued on January 26, 2004 and warrants to purchase 60,000 shares at approximately $.001 per share were issued in the second and third quarters of 2004. The warrant issued on January 26, 2004 was valued at $3.00 per share, or $120,000 in the aggregate, based on a valuation report conducted by an independent appraiser. The warrants issued in the second and third quarters of 2004 were valued at $303,000 in the aggregate, using an estimated stock value of $5.05, which is the initial public offering price. The resulting fair value of $423,000 was recorded as a debt discount, which was being amortized over the term of the debt. The debt discount was shown as a reduction to notes payable and the amortization of the debt discount was recorded as a component of interest expense. The unamortized balance of the debt discount of $224,989 was recorded as interest expense upon conversion of the notes in October 2004.

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

On September 3, 2004, the Company issued 10% notes payable aggregating $1.0 million. The Company recorded an original issue discount of $75,000. The notes were paid in full at the closing of the IPO in October 2004, and the original issue discount was charged to interest expense.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes:

Through December 31, 2004, the Company had generated a net loss from operations; therefore no provision for income taxes has been recorded. Deferred tax assets of approximately $2.8 million, arising primarily from the net operating tax losses that will expire in 2024, have been fully reduced by a valuation allowance, because their ultimate realization is uncertain.

6. Stock Options:

During May 2004, the Company established the 2004 Stock Option Plan (the “Plan”) for the benefit of officers, directors, key employees, and important consultants to the Company. The Plan provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, and non-qualified stock options, to purchase, as of December 31, 2004, an aggregate of up to 500,000 shares of common stock. The terms of the options are determined at the time of grant by the administrative committee as set forth in the Plan. To date, the options issued under this Plan vest in equal installments over three to four years. The Plan provides that no one individual may receive options for more than 80% of the total number of shares of common stock authorized for issuance under this plan.

A summary of the status of the Company’s Plan and nonplan stock options issued to employees as of December 31, 2004, is as follows:

	Number of Shares	Expiration Date	Weighted Average Exercise Price
Options outstanding at January 5, 2004	-	-	$-
Options granted, nonplan	25,005	2014	$1.00
Options granted, Plan	428,600	2014	$5.03
Options forfeited, Plan	(20,000)		$5.00
Options outstanding at December 31, 2004	433,605		$2.75
Options exercisable at December 31, 2004	6,251		$1.00

The Plan and nonplan options are exercisable at a range of $1.00 - $5.05 per share and vest equally over three to four years. The Company recorded $12,519 of compensation expense for the period of inception to December 31, 2004, based on the intrinsic value of the options on the date of grant.

Weighted average remaining contractual life and weighted average fair value of options granted to employees during the period of inception to December 31, 2004 is shown below:

Weighted average fair value of options granted during year - Plan	$4.29
Weighted average fair value of options granted during the year - Non-Plan	$3.00
Weighted average remaining contractual life (years) at 12/31/2004	9.1 yrs.

The Company also issued 70,005 non-plan stock options and 53,700 Plan stock options to non-employees during the period ended December 31, 2004. The options exercise prices range from $1.00 to $5.05 per share and vest equally over three to four years. In connection with these options, the Company expensed $128,007 for the period of January 5, 2004 (inception) to December 31, 2004.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock Options: - (Continued)

A summary of the status of the Company’s Plan and non-Plan stock options issued to non-employees as of December 31, 2004 is as follows:

	Number of Shares	Expiration Date		Weighted Average Exercise Price
Options outstanding at January 5, 2004	-	-		$-
Options granted, non-plan	70,005	2014		$1.00
Options granted, Plan	53,700	2014		$5.03
Options outstanding at December 31, 2004	123,705		$
Options exercisable at December 31, 2004	17,501			$1.00

Weighted average remaining contractual life and weighted average fair value of options granted to non-employees during the period of inception to December 31, 2004 is shown below:

Weighted average fair value of options granted during year - Plan	$4.41
Weighted average fair value of options granted during the year - nonplan	$3.00
Weighted average remaining contractual life (years) at 12/31/2004	9.4 yrs.

In the first quarter of 2005, the compensation committee of the Company’s board of directors approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 500,000 to 1,100,000.

7. Shareholders’ Equity:

On May 7, 2004, the Company affected a 1,500 to 1 stock split. All amounts and values of shares, options and warrants have been retroactively re-stated as if such split occurred at inception.

On October 19, 2004, the Company completed its IPO. The Registration Statement (No. 333-116020) was declared effective by the Securities and Exchange Commission on October 13, 2004. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds from the sale of 1,386,400 shares of the Company's common stock and 1,428,400 redeemable warrants was approximately $5.5 million.

The redeemable warrants are exercisable prior to October 13, 2009 at a price of $5.05 per share of common stock, subject to certain adjustments. Not less than all of the outstanding warrants may be redeemed, at the option of the Company, prior to October 13, 2009 at the price of $.05 per warrant provided that (i) during the first three months after consummation of the IPO, the last sale price of the common stock has been at least one hundred and ninety percent (190%) of the then effective exercise price of the warrants on each of the fifteen (15) consecutive trading days ending within three business days prior to the date on which notice of redemption is given or (ii) thereafter, the last sale price of the common stock has been at least one hundred and fifty percent (150%) of the then effective exercise price of the warrants on each of the fifteen (15) consecutive trading days ending within three business days prior to the date on which notice of redemption is given, and (iii) the Company has obtained the prior written consent of HCFP/Brenner Securities, LLC. In connection with our IPO, the Company issued to HCFP/Brenner Securities, LLC an option to purchase up to 130,000 shares of the Company's common stock at $5.55 per share and up to 130,000 of its redeemable warrants at $0.55 per share.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Agreements with Suppliers:

As of December 31, 2004, the Company has entered into the following agreements:

(a) ThinKom Solutions, Inc. (“ThinKom”) — On January 5, 2004, GigaBeam entered into a Strategic Alliance Agreement, as amended on April 28, 2004, with ThinKom, pursuant to which ThinKom would engineer and manufacture products for GigaBeam.

In exchange for entering into the agreement, ThinKom received 143,000 shares of the Company’s common stock. Such shares are non-forfeitable. The fair value of the shares issued was calculated at $429,000 and has been recorded as deferred charges and additional paid-in capital on the accompanying balance sheet. Such amount will be recorded as charges to cost of sales as product is received over the period of the agreement. The amount of expense recorded in each period will be based on the minimum number of units to be purchased from ThinKom over the period of the agreement. No such charges were recorded during the period January 5, 2004 (inception) to December 31, 2004.

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

Under the agreement, as amended, the Company is obligated to make the following minimum purchase lot order payments:

2004	$650,000
2005	1,225,000
2006	1,400,000
2007	4,600,000
2008, and each year thereafter (if renewed)	8,800,000

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Agreements with Suppliers: - (Continued)

(b) Sophia Wireless, Inc. (“Sophia”) - On December 10, 2004, the Company and Sophia Wireless, Inc. (“Sophia”) entered into an Amended and Restated Strategic Alliance Agreement (the “Amended Alliance”) amending, restating and superseding the Strategic Alliance Agreement, dated February 6, 2004, and amended April 22, 2004 (the “Alliance Agreement”).

Under the terms of the Amended Alliance, the Company will pay Sophia $300,000 (in addition to the amount of $750,000 previously paid to Sophia under the Alliance Agreement) in engineering and licensing fees (the “NRE/License Fees”) for a) the development and delivery of three wireless design technologies for use in the Company’s products and b) the grant by Sophia to the Company of perpetual royalty-free licenses to manufacture and sell the corresponding three components designed by Sophia in the Company’s products on an eighteen month exclusive basis, the term of which may be extended upon mutual agreement of the parties. The NRE/License Fees are payable by the Company upon delivery by Sophia of the design technologies of which $100,000 has been paid to date and the balance will be paid in two equal installments with the last installment targeted for payment no later than in the fiscal quarter ending March 31, 2005.

The Amended Alliance provides, among other things a) the Company with a “right of first look” and opportunity to participate in the development of and license to the Company of certain other Sophia developed products, b) for no minimum purchase requirements of Sophia products by the Company, and c) any additional development of E-band circuitry by Sophia for the Company will be mutually agreed upon by them.

The Amended Alliance also provides that no additional warrants to purchase common stock of the Company or Sophia, as the case may be, will be issued by each party to the other in connection with the performance incentives under the Alliance Agreement beyond the previously issued a) the Company warrant in favor of Sophia to purchase 35,750 shares of the Company common stock at $1.00 per share, and b) Sophia warrant in favor of the Company to purchase 40,458 shares of Sophia common stock at $2.20 per share. The exchange of warrants was accounted for as a non-monetary exchange transaction. No gain or loss was recognized.

(c) Mantaro Networks, Inc. (“Mantaro”) - On May 7, 2004, the Company entered into a Strategic Alliance Agreement with Mantaro to develop a product and technology to be used with GigaBeam’s product.

The terms of the agreement provide for the Company to make the following engineering payments:

2004	$425,000
2005	100,000
2006	100,000
2007	100,000
2008 and each year thereafter (if renewed)	100,000

The Company has made payments in the amount of $500,247 to Mantaro for the period January 5, 2004 (Inception) to December 31, 2004. The Company has accrued $131,294 as of December 31, 2004.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Agreements with Suppliers: - (Continued)

Such payments are intended to mirror the expenditures incurred by Mantaro in developing the product and, as such, the Company will expense these payments as they become due, or when the costs are incurred by Mantaro, if faster.

(d) Core Source Technologies, LLC (“Core Source”) - In May 2004, the Company entered into a Strategic Alliance Agreement with Core Source.

Under the terms of the agreement with Core Source, the Company will pay a minimum of $85,000 in 2004 and a minimum of $50,000 for each year thereafter for engineering fees. In addition to the engineering fees, the Company has agreed to purchase a minimum number of components from Core Source for the Company’s proposed products during the life of the agreement. The agreement has an initial term of five years and automatically extends for additional one-year terms until terminated in accordance with its terms.

9. Commitments and Contingencies:

(a) The Company has entered into lease agreements for office space. Rent expense was $36,915 for the period January 5, 2004 (inception) to December 31, 2004.

Minimum future annual lease commitments as of December 31, 2004 are:

Year ended December 31,

2005	$107,329
2006	118,748
2007	111,837
$337,914

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

10. Subsequent Events:

On January 28 and February 1, 2005, Company issued 8% senior notes with an aggregate principal amount of $2.5 million due January 28, 2008 (“Notes”) in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing. The principal purpose of the financing will be to fund the Company’s accounts receivable and component and product inventory in connection with the deployment of its products, which commenced in March 2005.

GigaBeam Corporation
Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Subsequent Events: - (Continued)

The principal amount of the notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share, commencing April 1, 2005. One-half of the interest on the notes will be payable in cash, semi-annually beginning July 31, 2005, and the balance will be payable, on the earlier of the notes’ maturity or conversion, in cash or, at each holder’s option, in shares of common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are secured by substantially all of the Company’s assets as well as the personal pledge of shared of common stock by each of the Company’s chief executive officer and president.

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share from April 1, 2005 through January 28, 2011.

In connection with the issuance of the convertible notes, the Company expects to record a beneficial conversion feature of approximately $900,000 which will be charged to interest expense during the first quarter of 2005.

The Company received net proceeds of $2.1 million, after deducting placement agent fees, counsel fees and certain expenses from the financing. In connection with the financing, the placement agent received compensation of $250,000, warrants to purchase 44,642 shares of common stock (identical to the Warrants) and an option to purchase 31,250 shares of common stock for $8.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer, who is acting as our Principal Financial Officer (as defined in Exchange Act Rule 15d-15(e)), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, including our Chief Executive Officer/Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors and their respective ages and positions are as follows as of March 25, 2005:

Name	Age	Position

Louis S. Slaughter *	53	Chairman of the Board, Chief Executive Officer, Treasurer and Assistant Secretary and
		acting Chief Financial Officer
Douglas G. Lockie+	59	President, Chief Technology Officer and Director
Thomas P. Wetmore	60	Senior Vice President of Sales and Marketing
D. Duane Butler	48	Vice President of Link Operations
Don E. Peck Caroline Baldwin Kahl	57 47	Vice President Engineering Vice President, Corporate Counsel and Secretary
David A. Buckel+	43	Director
Alphonse M. Lucchese#	69	Director
General Merrill A. McPeak*	69	Director

#Class I Director whose term will expire at the first annual meeting of the stockholders
+Class II Director whose term will expire at the second annual meeting of the stockholders
*Class III Director whose term will expire at the third annual meeting of the stockholders

The following is a brief description of the business experience of our executive officers and directors for at least the past five years:

Louis S. Slaughter, a co-founder of our company, has served as our chairman of the board of directors and chief executive officer since our company was founded in January 2004 and acting chief financial officer since January 13, 2005. Prior to founding our company, Mr. Slaughter served from June 2001 until September 2003, as the president, chief executive officer and founder of Loea Corporation. From September 2000 until June 2001, Mr. Slaughter provided consulting services to several companies, including Trex Enterprises Corporation, the parent company of Loea. From March 1996 until August 2000, he served as the president, chief executive officer and co-founder of True Technology, Inc., a company providing test instrument systems to the medical device industry. From 1989 until 1995, Mr. Slaughter served as president, at different times, of three of Thermo Electron Corporation’s subsidiaries. Thermo Electron is a provider of high-tech instruments, scientific equipment, services and software solutions. Prior thereto, he served as chief financial officer of several subsidiaries of Bechtel Investments, Inc. He is presently co-chair of the Wireless Communication Association “Above 60 GHz Spectrum Initiative.” Mr. Slaughter holds a bachelor of engineering degree in mechanical engineering from the University of New South Wales, Australia and a masters in business administration degree from the Harvard Business School.

Douglas G. Lockie, a co-founder of our company, has served as our president and chief technology officer and a director of our company since its formation in January 2004. From September 2003 until January 2004, he acted as an independent consultant. Mr. Lockie founded Endgate Corporation (which became Endwave Corporation in 1999), a leading component manufacturer for microwave and millimeter wave products, in August 1991. Mr. Lockie was executive vice president of Endgate/Endwave from 1993 until August 2003 and a member of the board of directors of Endgate/Endwave from August 1991 until July 2000. He served as vice president and general manager of Endgate from 1991 until 1993. He also co-founded Pacific Monolithics, Inc., a company that built microwave GaAs Ics and subsystems, worked for Watkins-johnson Company, a company that manufactures semiconductor equipment and wireless communication products and served as an officer in the U.S. Air Force working as an avionics engineer for the F-15 Eagle Fighter Program. Mr. Lockie is a nationally respected expert in millimeter wave technology. He has co-authored ten patents in the field of microwave and millimeter wave communications components and systems. He was a member of the FCC rulemaking committee for LMDS and has served on the FCC Spectrum Application Panel. Mr. Lockie has been instrumental in introducing gallium arsenide microwave circuitry into airborne radar (the F-15) and missile systems (AIM-120 AMRAAM). He designed the millimeter wave payload for the Teledesic Satellite Phase I system (at that time Calling Communications Corporation). He has led or contributed significantly to the development of microwave and millimeter wave radios at 12, 15, 18, 23, 28, 38 and 60 GHz. He is presently co-chair of the Wireless Communication Association “Above 60 GHz Spectrum Initiative.” Mr. Lockie received a bachelor of science degree in electrical engineering from Montana State University.

Thomas P. Wetmore has served as our senior vice president of sales and marketing since our company was founded in January 2004. From October 2001 until December 2003, he was a consultant to numerous companies, including Loea Corporation, a producer of millimeter wave transceivers, and Lightbridge Corporation, a leading wireless information services company. From September 2000 until September 2001, he was director of strategic sales and alliance for Netigy Corp., a consulting company that specialized in optimizing the performance and security of solutions based on managed intranet and extranet infrastructures. Mr. Wetmore founded an e-commerce clearing house company, Itche.com, in October 1999. He served as vice president, strategic relations of Itche.com until August 2000. From 1991 until September 1999, Mr. Wetmore served in various positions, including most recently as vice president, wireless sales, at EDS Communications Industry Group, a strategic business unit of EDS, a company that provides a broad portfolio of business and technology solutions internationally. Mr. Wetmore received a bachelor of science degree in marketing from Syracuse University.

D. Duane Butler has served as our vice president of link operations since June 2004. Prior thereto, he served as senior vice president - network engineering from October 1999 until January 2004 and as vice president - network operations from September 1995 until October 1999 of Fidelity Investments, a mutual fund company. From 1979 until 1995, he served as manager - SABRE networks, formerly a division of American Airlines. Mr. Butler received a bachelor of science degree in business from Northeastern Oklahoma State University.

Don E. Peck has served as our vice president of engineering since June 2004. Prior thereto, he served as director, RF-micro-millimeter wave engineering and RF manufacturing technologies from January 2001 until May 2004 and director, microwave components from August 1996 until December 2000, of Harris Corporation, an international communications equipment company focused on providing product, system, and service solutions for commercial and government customers. From 1980 until 1996, he held various positions at Watkins- johnson Company, a company that manufactures semiconductor equipment and wireless communication products. At Watkins-johnson, Mr. Peck led the team that engineered and then transitioned to production of the AIM-120 AMRAAM missile front end. Mr. Peck received a bachelor of science degree in electrical engineering and a master of science degree in electrical engineering from the University of Illinois and the degree of electrical engineer (professional degree) from the University of Michigan.

Caroline Baldwin Kahl has served as our vice president, corporate counsel and secretary since November 2004. In April 2003, Ms. Kahl co-founded a privately-held woman-owned enterprise providing engineering, installation and commissioning services to wireline and wireless telecommunications companies. From February 2000 to March 2003, Ms. Kahl served as vice president, general counsel and secretary of P-Com, Inc., a developer and manufacturer of microwave and millimeter wave radios. From August 1994 until February 2000, she served as general counsel with P-Com Network Services, Inc., a wireless telecommunications installation and service company, and its predecessor company, Columbia Spectrum Management, a consulting firm providing wireless engineering and program management services to the personal communications services industry. She practiced law in the Washington, D.C. offices of Bryan Cave, LLP from August 1986 until August 1994. Ms. Kahl received her juris doctorate decree from Catholic University and a bachelor of arts degree with high honors from Connecticut College.

David A. Buckel, a certified management accountant, became a member of our board of directors on October 13, 2004 upon consummation of our initial public offering and is chair of our audit committee, nominating and corporate governance committee and compensation committee. He has served as chief financial officer of Internap Network Services Corporation (Amex: IIP), a company that provides route control technology and offers high-performance IP solutions for business-critical applications, since May 2004 and served as its financial vice president from July 2003 until May 2004. Prior thereto, he served as senior manager and president of AJC Finance and Market Group, a corporate acquisition consulting group, from November 2002 until June 2003. He also served as senior vice president and chief financial officer of Interland, Inc. (Nasdaq: INLD), a web hosting and online services company, from March 2001 until November 2002. Mr. Buckel served as senior vice president and chief financial officer of Applied Theory Corporation, an internet services company, from 1995 until March 2001. Mr. Buckel received his master in business administration degree in finance and operations management from Syracuse University and bachelor of science degree in accounting from Canisius College.

Alphonse M. Lucchese became a member of our board of directors on October 13, 2004 upon consummation of our initial public offering and is a member of audit committee, nominating and corporate governance committee and compensation committee. He served as president and chief executive officer of Concerto Software, Inc. (formerly Davox Corporation), a provider of contact center solutions that help companies better manage customer interactions via voice, email, the Internet and fax, from July 1994 until November 2000 and as chairman of the board from July 1994 until March 2004. Prior thereto, he served as president and chief executive officer of Iris Graphics, Inc, a manufacturer of color ink jet printers, from April 1987 until July 1994. Mr. Lucchese was awarded an honorary doctorate’s degree from Bentley College in May 2004. He received a bachelor of science degree in accounting from Bentley College.

General Merrill A. McPeak became a member of our board of directors on October 13, 2004 upon consummation of our initial public offering and is a member of our audit committee, nominating and corporate governance committee and compensation committee. He has served as president of McPeak and Associates, a management consulting firm, since 1995. General McPeak entered the U.S. Air Force in 1957 and served in various positions throughout his tenure. From October 1990 until October 1994, he was Chief of Staff of the U.S. Air Force. He also served as Commander-in-Chief, Pacific Air Forces, from 1988 until 1990, Commander, Twelfth Air Force, from 1987 until 1988 and Deputy Chief of Staff, Programs and Resources, from 1985 until 1987. He serves as director of Tektronix, Inc. (NYSE: TEK) and several private companies. He received a bachelor of arts degree in economics from San Diego State College and a master of science degree in international relations from George Washington University.

Other key personnel

Robert A. Sutherland, 49, has served as our director of engineering since January 2004. Mr. Sutherland was a consultant for numerous companies from October 2003 until he joined us. Prior thereto, Mr. Sutherland served as principal engineer for BitBlitz Communications Inc., a semiconductor company building integrated circuits for the fiber-optic market, from September 2002 until October 2003. Mr. Sutherland was a member of the technical staff responsible for the RF portion of a design for tracking services for Wheels of Zeus, Inc., a company developing a wireless network combining global positioning system and wireless technologies, from February 2002 until August 2002. He served as senior systems engineer for Blaze Networks, Inc., a fiber-optic transceiver company specializing in coarse wavelength division multiplexing solutions, from August 1999 until February 2002. He co-founded Ashtech, Inc., a company that produced global positioning system equipment, and served as its senior RF engineer. He also served as senior RF engineer for MicroUnity Systems Engineering, Inc., a semiconductor company, and senior RF engineer for Trimble Navigation Ltd., a company that produces global positioning system technology. With an extensive background in signal processing and microwave design, Mr. Sutherland has worked in several fields including coarse wavelength division multiplexer optical transceivers, cable modems, global positioning systems, and electronic warfare. Mr. Sutherland holds three patents in the field of signal processing. Mr. Sutherland received a bachelor of science degree in electrical engineering from the University of California at Berkeley.

Scott Wetenkamp Ph.D, 55, has served as an engineering consultant to us since February 2004. Dr. Wetenkamp has served as president of SCEAN, a sole proprietor consulting company, since September 1986. From May 1999 until December 2001, he served as vice president of Micro Lambda Wireless, Inc., a microwave sources company. Prior thereto, he served as a senior member of the technical staff of Pacific Monolithics, Inc., a company that built microwave GaAs Ics and subsystems, from 1991 until 1993. He is vice chair of the 2006 International Microwave Symposium for the Microwave Theory and Techniques Society of the Institute of Electrical and Electronics Engineers and serves on the administrative committee of the Microwave Theory and Techniques Society of the Institute of Electrical and Electronics Engineers. He holds one patent in the field of microwave power detection. Mr. Wetenkamp received a bachelor of science degree, a master of science degree and a doctorate degree, all in electrical engineering and from the University of Illinois.

We maintain key-man life insurance on the lives of Messrs. Slaughter and Lockie in the amounts of $5,000,000 and $2,000,000, respectively.

There are no family relationships between or among our executive officers and directors.

Audit Committee

Our Board of Directors has appointed a separately standing audit committee. Messrs. Buckel, Lucchese and McPeak serve on our audit committee. Our board of directors has determined that Mr. Buckel is the audit committee “financial expert”, as that term is defined in SEC regulations and in NASD marketplace rules, serving on our audit committee. Our board of directors adopted an audit committee charter in the first quarter of 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and person who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such report furnish to us and written representations that no other reports were required, all Section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2004.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of the code of our code of business conduct and ethics to any person, free of charge, upon written request to our corporate secretary at GigaBeam Corporation, 470 Springpark Place, Suite 900, Herndon, Virginia 20170.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information summarizing the compensation earned for services rendered in all capacities to us and our subsidiary for the fiscal year ended December 31, 2004 (the “2004 Fiscal Year”), our only fiscal year to date, by (i) our chief executive officer, and (ii) each of our three other most highly compensated executive officers, who were executive officers on December 31, 2004 and whose salary and bonus in the 2004 Fiscal Year was in excess of $100,000 (collectively, the “Named Executive Officers”). No other executive officer or employee earned compensation from us in excess of $100,000 in the 2004 Fiscal Year.

2004 SUMMARY COMPENSATION TABLE

		Annual Compensation	Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)

Louis S. Slaughter	2004	$240,384.50	-
Chief Executive Officer

Douglas G. Lockie	2004	216,346.25	-
President & Chief Technical Officer

Thomas P. Wetmore	2004	176,923.13	-
Senior Vice President of Sales & Marketing

Don E. Peck	2004	103,173.00	57,200
Vice President of Engineering

The following table sets forth the options granted by us to the Named Executives in the 2004 Fiscal Year:

OPTION GRANTS IN 2004 FISCAL YEAR

% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees	Individual Grant
	Options	in Fiscal	Exercise	Expiration
	Granted (#)	Year	Price ($/Sh)	Date
Louis S. Slaughter	-	-	-	-

Douglas G. Lockie	-	-	-	-

Thomas Wetmore	-	-	-	-

Don E. Peck	57,200 (1)	19.2%	$5.05	4/29/2014

_________________
(1) This option vests in four equal installments of 25% on each of April 29, 2005, 2006, 2007 and 2008, subject to forfeiture under certain conditions and 100% vesting commencing six months after a change of control as defined in the stock option agreement.

Employment Agreements

On October 13, 2004, our employment agreements with Messrs. Slaughter, Lockie and Wetmore became effective. Our employment agreement with Mr. Peck commenced in May 2004. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Under their employment agreements, Messrs. Slaughter, Lockie, Wetmore and Peck are entitled to receive annual base salaries of $250,000, $225,000, $200,000 and $185,000, respectively. These annual base salaries will be reviewed annually and may be increased by the board of directors or compensation committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that we may establish from time to time.

We may be obligated to make severance payments to these executives under their employment agreements. Pursuant to their employment agreements, we may terminate the agreements for cause at any time and without cause upon 30 days written notice. Any of these executives may terminate his employment agreement for good reason, upon 60 days written notice, if his duties are substantially altered or reduced, his salary is reduced or we materially breach his agreement. If we terminate the employment of the executive without cause or if the executive terminates his agreement for good reason, we must pay the executive his base salary for a severance term of eighteen months in the case of Messrs. Slaughter and Lockie and twelve months in the case of Messrs. Wetmore and Peck; provided, however, that in order to receive the severance payment, the executive officer must sign a general release.

Each of the employment agreements contains restrictive covenants to protect us for non-competition, non-solicitation/non-piracy and non-disclosure during the term of the agreement and for a period of two years after its termination or expiration and requires us to indemnify the executive for liability incurred as a result of acts performed by him in his capacity as an officer of the company, including reasonable legal expenses.

2004 Stock Option Plan

The purpose of our 2004 stock option plan is to provide additional incentives to our officers, other key employees, directors and important consultants by encouraging them to invest in shares of our common stock, and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

At December 31, 2004, the aggregate number of shares of our common stock that could be issued under our 2004 stock option plan was 500,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or similar circumstances as determined by the committee administering the 2004 stock option plan in its sole discretion, the aggregate number and kind of shares which may be issued under our 2004 stock option plan shall be appropriately adjusted in a manner determined in the sole discretion of the committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2004 stock option plan. The shares of our common stock subject to options, which have terminated unexercised, either in whole or in part, shall be available for future option grants under our 2004 stock option plan.

All of our officers and key employees are eligible to receive an option or options under our 2004 stock option plan. All directors of, and important consultants to us and of any of our present or future parent or subsidiary corporations are also eligible to receive an option or options under our 2004 stock option plan. The individuals who receive an option or options shall be selected by the committee administering the 2004 stock option plan, in its sole discretion unless otherwise stipulated in our 2004 stock option plan. No individual may receive options under our 2004 stock option plan for more than 80% of the total number of shares of our common stock authorized for issuance under our 2004 stock option plan.

As of December 31, 2004, options to purchase 462,300 shares of common stock were outstanding under our 2004 stock option plan.  Accordingly, as of December 31, 2004, the total number of shares for which options could be granted under the 2004 stock option plan was 37,700.

On March 25, 2005, the compensation committee of our Board of Directors approved an amendment to the 2004 Stock Option Plan to increase the number of shares of common stock available for issuance under our 2004 stock option plan from 500,000 to 1,100,000.

The following table sets forth information with respect to the December 31, 2004 option values held by each of our Named Executives who owned options at December 31, 2004:

Aggregated Option Exercises in 2004
and Option Values at December 31, 2004

	Shares Acquired	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 2004(1)
Name	On Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Don E. Peck	-	$-	-	57,200	$-	$111,540

(1) The value of each option is based on $7.00, the last reported sales price of the common stocks reported by the OTC Bulletin Board Market on December 31, 2004, less the exercise price payable for such shares.

Director Compensation

Our directors who are also employees do not receive any additional compensation for their services as directors. During the year ended December 31, 2004, our non-employee directors each received $1,000 for their services as directors and were reimbursed for reasonable travel expenses in attending meetings. For fiscal year 2005, we expect that our non-employee directors will receive up to $1,000 for each board of directors meeting attended and reimbursement for reasonable travel expenses in attending meetings.

In connection with their appointment to the board of directors Messrs. Buckel, Lucchese and McPeak were each granted stock options to purchase 45,000 shares of our common stock at an exercise price of $5.05 and vesting one-third per year over three years, and subject to 100% vesting commencing six months after a change of control as defined in the stock oprion agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remain available for future issuance
Equity compensation plans approved by security holders (1)	462,300	$5.033	37,700
Equity compensation plans not approved by security holders (2)(3)	410,760	$4.250	-0-
Total	873,060	$--	37,700

________________
(1)
At December 31, 2004, under our 2004 stock option plan, there were no options exercisable to purchase shares of our common stock, there were 462,300 options granted but not yet exercisable and 37,700 share of common stock eligible for future grant.

(2)
At December 31, 2004, under non-plan options, there were options currently exercisable to purchase 23,752 shares of common stock and options granted but not yet exercisable to purchase 201,258 shares of common stock.  At December 31, 2004, there were warrants currently exercisable to purchase 40,750 shares of common stock and warrants issued but not yet exercisable to purchase 145,000 shares of common stock.

(3)	Does not include 600,000 increase in shares available under the 2004 stock option plan approved by the compensation committee in March 2005.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common stock as of March 25, 2005 by each of the following persons:

•	each of our directors;

•	each of our Named Executive Officers;

•	All of our Executive Officers and directors, as a group; and

•	each person known by us to beneficially hold five percent or more of our common stock.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities that person has the right to acquire within 60 days of the date of this annual report. The same securities may be beneficially owned by more than one person.

Shares of our common stock subject to options, warrants or convertible notes that are currently exercisable or exercisable within 60 days of the date of this annual report are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership.

Percentage ownership of common stock is based on 4,767,540 shares of our common stock outstanding as of March 25, 2005. The address for each executive officer and director is c/o GigaBeam Corporation, 470 Springpark Place, Suite 900, Herndon, Virginia 20170.

Name and address of beneficial owner	Number of shares of common stock beneficially owned		Percent of ownership of common stock

Louis S. Slaughter	1,095,495	(1)	23.0%
Douglas G. Lockie	1,081,995		22.7%
Thomas P. Wetmore	172,500		3.6%
Don E. Peck	14,300	(2)	*
David A. Buckel	-0-	(3)	-0-
Alphonse M. Lucchese	-0-	(3)	-0-
Merrill A. McPeak	7,500	(4)	*
Ameristock Corp.; Wainwright Holdings, Inc. and Nicolas D. Gerber	595,050	(5)	12.5%
Harvey Silverman	520,172	(6)	10.9%
Edward S. Gutman	343,864	(7)	7.6%

All directors and executive officers as a group (7 persons)	2,371,790	(8)	49.5%
________________
(1)	Includes 150,000 shares of common stock held by Bittersweet Holdings LLC.
(2)
Includes 14,300 shares underlying options that are exercisable within sixty days of March 25, 2005.  Does not include 42,900 shares underlying options that are not exercisable within 60 days as of March 25, 2005.

(3)	Does not include 45,000 shares underlying options that are not exercisable within 60 days as of March 25, 2005.
(4)	Includes 5,000 shares underlying warrants. Does not include 45,000 shares underlying options that are not exercisable within 60 days as of March 25, 2005.
(5)
According to a Schedule 13G filed by Ameristock Corporation, Wainwright Holdings Inc. and Nicholas D. Gerber filed with the SEC on October 29, 2004, the shares of common stock reported herein as beneficially owned are owned directly by Ameristock Corporation, an investment adviser, for its own account. Because Ameristock Corporation is a wholly-owned subsidiary of Wainwright Holdings, Inc., Wainwright Holdings, Inc. beneficially owns the shares of common stock of GigaBeam Corporation directly owned by Ameristock Corporation. In addition, because Mr. Gerber is a 42% shareholder of Wainwright Holdings, Inc. (jointly, with his spouse) and may exercise investment power with respect to the shares of common stock of GigaBeam Corporation owned by Ameristock Corporation, Mr. Gerber may be deemed to beneficially own the shares of common stock owned by Ameristock Corporation. Mr. Gerber expressly disclaims such beneficial ownership, except to the extent of his indirect pecuniary interest. The address of Ameristock is post office box 6919, Morago, CA 94570. The address of Wainwright Holdings, Inc. is 103 Foulk Road, Suite 202, Wilmington, DE 19803. The address of Nicholas D. Gerber is post office box, Morago, CA 94570.

(6)
According to a Schedule 13G filed by Mr. Silverman with the SEC on March 22, 2005, of the 520,172 shares beneficially owned by him: (i) 116,600 shares are owned by Silverman Partners, LP, a limited partnership of which he is general partner (“SP”); (ii) 189,286 shares are issuable to SP upon exercise of warrants owned by it; (iii) 89,286 shares are issuable to Silverman Partners Class D L.P. (“SPD”), a limited partnership of which Mr. Silverman is general partner, upon the exercise of warrants owned by it; (iv) 62,500 shares are issuable upon conversion of a promissory note owned by SP and (v) 62,500 shares are issauble upon conversion of a promissory note owned by SPD. The business address of Mr. Silverman is c/o Silverman Partners, LP, 888 Seventh Avenue, New York, NY 10106.

(7)
According to a Schedule 13G filed by Mr. Gutman with the SEC on March 22, 2005, of the 343,864 shares owned by him: (i) 20,000 shares are owned by him individually; (ii) 155,714 shares are issuable to him upon exercise of warrants owned by him; (iii) 25,000 shares are issuable upon conversion of promissory notes issued to him; (iv) 1,700 shares are owned by the Gutman Family Foundation (the “Foundation”). Mr. Gutman is the President of the Foundation. As President, Mr. Gutman has sole dispositive and voting power over the shares held by the Foundation; (v) 70,914 shares are issuable to the Foundation, upon exercise of warrants owned by it; (vi) 25,000 shares are issuable to the Foundation upon conversion of a promissory note issued to it; (vii) 26,786 shares are issuable to the HRG Trust, a trust for the benefit of Mr. Gutman’s adult children and for which investment decisions are directed by him (“HRG Trust”), upon exercise of warrants and (viii) 18,750 shares are issuable to the HRG Trust upon conversion of a promissory note issued to it by the Company. Mr. Gutman’s address is 888 Seventh Avenue, 17th Floor, New York, NY 10106.

(8)	Includes 5,000 shares of common stock underlying warrants and 14,300 shares that are issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Does not include 275,100 shares underlying options that are not exercisable within 60 days of March 25, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ameristock Corp.

We entered into a note and warrant purchase agreement, dated January 26, 2004 and amended on April 19, 2004, with Ameristock Corp., who became one of our principal stockholders upon the consummation of the initial public offering. Upon execution of the agreement, we received $1,000,000 in financing from Ameristock and issued to Ameristock a $1,000,000 convertible note and warrants to acquire 40,000 shares of our common stock at an exercise price of approximately $.001 per share. The note is unsecured and accrues interest at a compounded rate of 10% per year.

On April 19, 2004, we entered into another note and warrant purchase agreement with Ameristock, which provided for its funding to us of $1,500,000 in four installments including $900,000 in April 2004 and $200,000 in each of May, June and July 2004. We issued notes identical to those issued in connection with the January 2004 Ameristock financing to evidence all of these loans. In addition, we issued to Ameristock warrants to purchase 60,000 shares of our common stock in connection with the April 2004 installment financing, all at an exercise price of approximately $.001 per share.

Upon consummation of our initial public offering, all $2,500,000 principal amount of the notes issued to Ameristock were automatically converted into an aggregate of 495,050 shares of our common stock at the rate of $5.05 per share. All of the accumulated but unpaid interest accrued on these notes was paid in cash upon the consummation of the initial public offering and we used a portion of the proceeds from that offering to satisfy that obligation.

In connection with our $1.0 million bridge financing in September 2004, Ameristock guaranteed our repayment of the notes, which guarantee was secured by all of the shares of our common stock beneficially owned by Louis S. Slaughter, our chief executive officer, chairman and co-founder. Both Ameristock's guarantee and the pledge of shares securing it terminated upon the consummation of the initial public offering, as all of the bridge notes were repaid upon consummation of the initial public offering from the proceeds of that offering. In consideration for Ameristock's guarantee of the bridge notes we paid it $50,000 on or before the end of November 2004.

ITEM 13. EXHIBITS

EXHIBIT INDEX
Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of GigaBeam Corporation.
3.2(1)	Amended and Restated Bylaws of GigaBeam Corporation.
4.1	Purchase Options granted to HCFP Brenner Securities.
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and GigaBeam Corporation.
10.1(3)+	GigaBeam Corporation 2004 Stock Option Plan, as amended.
10.2(1)+	Employment Agreement by and between GigaBeam Corporation and Louis S. Slaughter dated as of July 12, 2004.
10.3(1)+	Employment Agreement by and between GigaBeam Corporation and Douglas Lockie dated as of July 12, 2004.
10.4(1)+	Employment Agreement by and between GigaBeam Corporation and Thomas P. Wetmore dated as of July 12, 2004.
10.5(1)+	Employment Agreement by and between GigaBeam Corporation and Don E. Peck dated as of July 12, 2004.
10.6(1)*	Strategic Alliance Agreement between Sophia Wireless, Inc. and GigaBeam Corporation dated February 6, 2004, as amended on April 22, 2004.
10.7(1)*	Strategic Alliance Agreement between ThinKom Solutions, Inc. and GigaBeam Corporation dated January 5, 2004, as amended on April 28, 2004.
10.8(1)	Note and Warrant Purchase Agreement between Ameristock Corp. and GigaBeam Corporation dated January 26, 2004.
10.9(1)	10% Convertible Promissory Note from GigaBeam Corporation to Ameristock Corp. dated January 26, 2004 as amended on April 19, 2004.
10.10(1)	Note and Warrant Purchase Agreement between Ameristock Corp. and GigaBeam Corporation dated April 19, 2004.
10.11(1)	10% Convertible Promissory Note from GigaBeam Corporation to Ameristock Corp. dated April 19, 2004.
10.12(1)	10% Convertible Promissory Note from GigaBeam Corporation to Ameristock Corp. dated May 10, 2004.
10.13	Merger, Acquisition and Other Business Arrangement Agreement by and between GigaBeam Corporation and HCFP/Brenner Securities LLC.
10.14	Financial Advisory Agreement by and between GigaBeam Corporation and HCFP/Brenner Securities LLC.
10.15(1)	Letter of Understanding dated July 13, 2004 by and between GigaBeam Corporation and Ameristock Corp.
10.16(1)	10% Convertible Promissory Note from GigaBeam Corporation to Ameristock Corp. dated June 10, 2004.
10.17(1)	10% Convertible Promissory Note from GigaBeam Corporation to Ameristock Corp. dated July 10, 2004.
10.18(1)	Second Amendment to the Strategic Alliance Agreement between GigaBeam Corporation and ThinKom Solutions, Inc. dated as of July 31, 2004.
10.19(1)	Letter of Understanding dated August 30, 2004 by and between GigaBeam Corporation and Ameristock Corp.
10.20(1)	Note Purchase Agreement dated as of September 3, 2004 by and among GigaBeam Corporation and Ed Gutman, Theodore Kesten, Bud Koffman, Silverman Partners, L.P., James Scoroposki and Stuart Richer.

10.21*	Amended and Restated Strategic Alliance Agreement between Sophia Wireless, Inc. and GigaBeam Corporation dated December 10, 2004
10.22(1)	Stock Pledge Agreement dated as of September 3, 2004 by and among Ameristock Corp., Louis S. Slaughter and Bittersweet Holdings LLC.
10.23(1)	Guaranty dated September 3, 2004 of Ameristock Corp.
10.24(2)	Employment Offer between the GigaBeam Corporation and Caroline Kahl, Esq.
10.25	Deed & Industrial Lease dated November 15, 2004 between the GigaBeam Corporation and CalEast Industrial Investors, LLC.
10.26	Agreement dated November 15, 2004 between GigaBeam Corporation and Lincoln Electric Company.
10.27(4)	Securities Purchase Agreement dated as of January 28, 2005 by and among GigaBeam Corporation ("Company"), HCFP and the investors listed therein.
10.28(4)	Form of 8% Senior Note of the Company due 2011.
10.29(4)	General Security Agreement dated as of January 28, 2005 by and between the Company and the collateral agent for the ratable benefit of the holders of the Notes.
10.30(4)	Stock Pledge Agreement dated as of January 28, 2005 by and among Louis S. Slaughter, Douglas Lockie and the collateral agent for the ratable benefit of the holders of the Notes.
21	Subsidiary of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the applicable exhibit filed with our registration statement of Form SB-2 (SEC File No. 333- 116020).

(2)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated November 21, 2004 and filed with the SEC on November 26, 2004.

(3)	Incorporated by reference to the exhibit filed our Current Report on Form 8-K for the event dated March 25, 2005 filed with the SEC on March 29, 2005.

(4)	Incorporated by reference to exhibit filed with our Current Report on Form 8-K for the event dated January 28, 2005 filed with the SEC on February 3, 2005.

+ Management contract or compensatory plus or arrangement.

* Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In fiscal 2004, we paid BDO Seidman, LLP a total of $135,362 for professional services rendered in connection with the audit of our financials as of June 30, 2004, review of our Form SB-2 and the review of the September 30, 2004 Form 10-QSB.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Policies and Procedures

Our Audit Committee is responsible for pre-approving all auditing services and permissible non-audit services provided by our outside auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGABEAM CORPORATION

By:	/s/ Louis S. Slaughter
Louis S. Slaughter
Chairman, Chief Executive Officer
Date:	April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Louis S. Slaughter
Louis S. Slaughter	Chairman, Chief Executive Officer and Acting Chief financial Officer (principal executive officer, principal financial officer and principal accounting officer)	April 14, 2005

/s/ Douglas G. Lockie
Douglas G. Lockie	President, Chief Technical Officer and Director	April 14 , 2005

/s/ David A. Buckel
David A. Buckel	Director	April 14 , 2005

/s/ Alphonse M. Luccese
Alphonse M. Luccese	Director	April 14, 2005

/s/ General Merrill A. McPeak
General Merrill A. McPeak	Director	April 14, 2005