Form 10QSB
period 2005-03-31
GIGABEAM CORP
filed 2005-05-16
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to ___________

(Commission file number: 333-116020)

GigaBeam Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	20-0607757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

470 Springpark Place, Suite 900
Herndon, VA 20170
(Address of principal executive offices)

(571) 283-6200
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

The number of shares of the issuer’s Common Stock outstanding on May 5, 2005 was 4,779,340.

Transitional Small Business Disclosure Format   Yes  ☐   No  ☒

GigaBeam Corporation
Development Stage Company

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM	Page
1. Financial Statements

Unaudited Consolidated Condensed Balance Sheet as of March 31, 2005 and December 31, 2004	3

Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2005, for the period January 5, 2004 (inception) to March 31, 2004 and for the period January 5, 2004 (inception) to March 31, 2005,	4

Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005, for the period January 5, 2004 (inception) to March 31, 2004 and for the period January 5, 2004 (inception) to March 31, 2005	5

Unaudited Consolidated Condensed Statement of Stockholders’ Equity for the period January 5, 2004 (inception) to March 31, 2005	7

Unaudited Notes to Consolidated Condensed Financial Statements	8

2. Management's Discussion and Analysis of Financial Condition or Plan of Operations	15

3. Controls and Procedures	20

PART II
OTHER INFORMATION

2. Unregistered Sales of Equity Securities	20

6. Exhibits	21

Signatures	22

GigaBeam Corporation
Development Stage Company

Part 1 - Financial Information, Item 1 - Financial Statements

Unaudited Consolidated Condensed Balance Sheet

ASSETS	March 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$835,402	$1,742,716
Inventories	1,215,463	674,973
Prepaid expenses and other current assets	319,552	293,690
Total current assets	2,370,417	2,711,379

Property and equipment, net	875,580	141,821
Restricted cash	160,405	-
Other assets	112,096	81,273
Debt issuance costs, net	673,836	-
Deferred charges	429,000	429,000
Total assets	$4,621,334	$3,363,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,012,476	$1,101,793
Accrued liabilities	728,013	783,167
Current portion of capital lease obligation	205,767	-
Total current liabilities	1,946,256	1,884,960
Capital lease obligation, non-current	98,625	-
Convertible note payable, net of discount	1,368,523	-
Total liabilities	3,413,404	1,884,960
Stockholders’ equity
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,779,340 shares at 3/31/05; 4,603,440 shares at 12/31/04	4,779	4,603
Additional paid in capital	12,485,074	9,024,121
Deferred compensation	(41,602)	(45,211)
Deficit accumulated during the development stage	(11,240,321)	(7,505,000)
Total stockholders’ equity	1,207,930	1,478,513
Total liabilities and stockholders’ equity	$4,621,334	$3,363,473

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation
Development Stage Company

Unaudited Consolidated Condensed Statement of Operations

	Three months ended March 31, 2005	January 5, 2004 (inception) to March 31, 2004	January 5, 2004 (inception) to March 31, 2005

Operating expenses:
Research, engineering and development	$1,272,283	$415,831	$5,675,782
General and administrative	773,954	354,172	2,297,857
Selling and marketing	511,857	80,407	1,153,022
Link operations	151,977	-	416,903
Total operating expenses	2,710,071	850,410	9,543,564

Other income (expense):
Interest income	4,629	-	11,682
Interest expense	(1,029,879)	(37,941)	(1,708,439)
Total other income (expense)	(1,025,250)	(37,941)	(1,696,757)

Net loss	$(3,735,321)	$(888,351)	$(11,240,321)

Net loss per share, basic and diluted	$(0.81)	$(0.34)	$(3.54)

Weighted average shares outstanding, basic and diluted	4,634,785	2,600,374	3,175,850

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation
Development Stage Company

Unaudited Consolidated Condensed Statement of Cash Flows

	Three months ended March 31, 2005	January 5, 2004 (inception) to March 31, 2004	January 5, 2004 (inception) to March 31, 2005
Cash flows from operating activities:
Net loss	$(3,735,321)	$(888,351)	$(11,240,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and beneficial conversion feature	987,063	20,000	987,063
Non-cash interest expense	-	-	423,000
Depreciation and amortization	28,208	65	39,728
Non-cash compensation expenses	114,586	7,477	255,212
Non-cash research and development expense	-	-	200,000
Changes in operating assets and liabilities:
Inventory	(540,490)	-	(1,215,463)
Prepaid expenses and other current assets	(25,862)	-	(319,552)
Accounts payable	(89,317)	64,134	1,012,478
Accrued liabilities	(55,154)	259,854	728,011
Net cash used in operating activities	(3,316,287)	(536,821)	(9,129,844)

Cash flows used for investing activities:
Purchases of property and equipment	(441,044)	(20,792)	(593,635)
Restricted cash	(160,405)	-	(160,405)
Acquisition of patents	(25,000)	-	(70,000)
Deposits	(6,990)	-	(44,013)
Net cash used for investing activities	(633,439)	(20,792)	(868,053)

Cash flows provided by financing activities:
Issuance of common stock, net of costs	-	1,172	5,490,887
Proceeds from notes payable	-	-	3,425,000
Repayments of capital lease	(15,364)	-	(1,140,364)
Issuance of convertible debt, net	2,169,481	1,000,000	2,169,481
Exercise of warrants	888,295	-	888,295
Net cash provided by financing activities	3,042,412	1,001,172	10,833,299

GigaBeam Corporation
Development Stage Company

Unaudited Consolidated Condensed Statement of Cash Flows

	Three months ended March 31, 2005	January 5, 2004 (inception) to March 31, 2004	January 5, 2004 (inception) to March 31, 2005
Net increase (decrease) in cash and cash equivalents	(907,314)	443,559	835,402

Cash and cash equivalents at the beginning of the period	1,742,716	-	-
Cash and cash equivalents at the end of the period	$835,402	$443,559	$835,402

Supplemental disclosures:
Cash paid for interest	$-	$-	$678,560

Non-cash investing and financing transactions:
Common stock issued in connection with deferred charges	$-	$429,000	$429,000
Conversion of debt into common stock	$-	$-	$2,500,000
Issuance of warrants in connection with convertible debt	$1,194,761	$120,000	$1,194,761
Issuance of warrants and options in connection with debt issue costs	$384,835	$-	$384,835
Capital lease obligation incurred to finance the purchase of equipment	$319,756	$-	$319,756

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation
Development Stage Company

Unaudited Consolidated Condensed Statement of Stockholders’ Equity
For the Period January 5, 2004 (inception) to March 31, 2005

	Common stock issued
	Shares	Amount	Additional Paid Capital	Deferred Compensation	Deficit Accumulated in Development Stage	Total
Balance, January 5, 2004 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock to founders	2,478,990	2,479	(2,477)	-	-	2

Issuance of common stock to suppliers	143,000	143	428,857	-	-	429,000

Issuance of warrants in connection with notes payable	-	-	423,000	-	-	423,000

Deferred compensation	-	-	57,730	(57,730)	-	-

Amortization of deferred compensation	-	-	-	12,519	-	12,519

Issuance of common stock pursuant to initial public offering, net of expenses	1,386,400	1,386	5,489,499	-	-	5,490,885

Issuance of common stock pursuant to conversion of convertible note	495,050	495	2,499,505	-	-	2,500,000

Issuance of common stock pursuant to conversion of warrants	100,000	100	-	-	-	100

Issuance of options to consultants and vendor	-	-	128,007	-	-	128,007

Net Loss	-	-	-	-	(7,505,000)	(7,505,000)

Balance, December 31, 2004	4,603,440	4,603	9,024,121	(45,211)	(7,505,000)	(1,478,513)

Amortization of deferred compensation	-	-	-	3,609	-	3,609

Issuance of common stock pursuant to exercise of IPO warrants	175,900	176	888,119	-	-	888,295

Issuance of warrants in connection with $2.5M convertible notes	-	-	1,194,761	-	-	1,194,761

Issuance of warrants and options in connection with debt issue cost	-	-	384,835	-	-	384,835

Beneficial conversion factor	-	-	882,261	-	-	882,261

Issuance of options to consultants	-	-	110,977	-	-	110,977

Net Loss	-	-	-	-	(3,735,321)	(3,735,321)

Balance, March 31, 2005	$4,779,340	$4,779	$12,485,074	$(41,602)	$(11,240,321)	$(1,207,930)

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation
Development Stage Company

Unaudited Notes to Consolidated Condensed Financial Statements

1. Description of the Business:

GigaBeam Corporation (“GigaBeam” or the “Company”), a development stage company, was incorporated in the State of Delaware on January 5, 2004. The Company’s fiscal year ends on December 31 of each year.

The Company’s primary business is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second under the trade name “WiFiber™.” The Company’s products will initially operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amount of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will allow for wireless communications at previously unattainable fiber-equivalent speed and reliability. The Company also believes that it was one of the first entrants into this new and emerging market with the commercial deployment of its first communications link in March 2005.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design, development and deployment of its initial GigE product and initial sales and marketing. In October 2004, the Company completed its initial public offering (IPO), generating net proceeds of approximately $5.5 million. In February 2005, the Company completed a private placement of $2.5 million principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2.1 million. As of May 13, 2005, the Company had generated gross proceeds of $500,550 in the initial closings of a private placement of the Company's 10% Series A redeemable preferred stock and common stock purchase warrants in connection with, as of May 13, 2005, the Company had paid a placement agent fees of approximately $57,565. In addition, as of May 13, 2005, the Company had received $888,295 from the exercise of warrants issued in connection with the Company's IPO.

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

These statements contain all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements on Form 10-KSB. The Company adheres to the same accounting policies in preparation of interim financial statements.

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

Inventories

Inventories consist of materials, including various component parts, power supplies, encoders, circuit boards, multipliers, synthesizers, mechanical housings and mounts and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred.

Revenue Recognition

The Company is a development stage company, has not generated revenue to date, and does not anticipate generating sales from shipments of its point-to-point wireless communications link hardware, and related service and maintenance programs until the end of the first half of 2005. Revenue from sales of hardware will be recognized upon the successful installation of products assuming collectability is reasonably assured and the fee is fixed. Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

2. Summary of Significant Accounting Policies: - (Continued)

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

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive:

Number of Shares
Notes convertible into common stock	312,500

Options to purchase common stock	722,110

Warrants to purchase common stock	2,090,571

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

2. Summary of Significant Accounting Policies: - (Continued)

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

	For the three months ended March 31, 2005	For the Period January 5, 2004 (inception) to March 31, 2004	For the Period January 5, 2004 (inception) to March 31, 2005
Net loss as reported	$(3,735,321)	$(888,351)	$(11,240,321)

Less: Stock-based employee compensation determined under the intrinsic value method for all awards	3,609	2,477	16,128

Add: Stock-based employee compensation expense determined under fair value based method for all awards	(83,612)	(2,084)	(264,927)

Pro forma net loss	$(3,815,324)	$(887,958)	$(11,489,120)

Pro forma net loss per share, basic and dilutive	$(0.82)	$(0.34)	$(3.62)

Weighted average shares outstanding, basic and diluted	4,634,785	2,600,374	3,175,850

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Assumptions:
Expected volatility	85%
Risk free interest rate	3.5%
Dividend yield	0%
Expected life (range in years)	4 yrs.

2. Summary of Significant Accounting Policies: - (Continued)

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (R)), which is a revision of SFAS 123. SFAS 123(R) supersedes ARB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

SFAS 123(R) is effective as of the beginning of the first fiscal reporting period that begins after December 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•
A “prospective retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS 123(R) using the modified prospective method on January 1, 2006, but has not yet determined the impact of adoption.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchange of Nonmonetary Assets." SFAS 153 addresses the measurement of exchange of nonmonetary assets. The provisions of this statement are effective for nonmonetary asset exchanges occuring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3. Property and equipment:

Property and equipment consists of the following:

	March 31, 2005	December 31, 2004

Machinery and office equipment	$845,952	$126,355
Furniture and fixtures	15,439	12,296
Website development	13,940	13,940
Leasehold improvements	38,060	-
	913,391	152,591
Less accumulated depreciation	(37,811)	(10,770)
	$875,580	$141,821

3. Property and equipment: - (Continued)

Capital lease assets are included in property and equipment as follows:

	March 31, 2005	December 31, 2004

Machinery and office equipment	$340,485	$-
Accumulated amortization	(11,350)	-
	$329,135	-

4. Convertible notes:

Convertible notes consist of the following:

	March 31, 2005	December 31, 2004

8% senior notes payable	$2,500,000	$-
Less discount	(1,131,477)	-
	$1,368,523	-

On January 28 and February 1, 2005, the Company issued 8% senior notes with an aggregate principal amount of $2.5 million, due January 28, 2008 (“Notes”) in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing. The principal purpose of the financing was to fund the Company’s accounts receivable and component and product inventory in connection with the deployment of its products.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share, commencing April 1, 2005. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the notes’ maturity or conversion, in cash or, at each holder’s option, in shares of common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are secured by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and President.

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share from April 1, 2005 through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months ended March 31, 2005, the Company recorded amortization of $63,284.

4. Convertible notes: - (Continued)

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months ended March 31, 2005, the company recorded amortization of $41,518.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount was fully amortized to interest expense during the three months ended March 31, 2005.

5. Capital Lease:

In February 2005, the Company entered into a capital lease for test equipment. As of March 31, 2005, the future minimum payments under the lease are as follows:

Year ended December 31,
2005	$228,016
2006	124,372
Total payment obligation	352,388
Less amount representing interest	(47,996)
Present value of net minimum obligation	304,392
Less current portion	(205,767)
Non current portion	$98,625

Payments under the lease are secured by letters of credit totaling $160,405 which expire in May 2006. The letters of credit are collateralized by restricted cash.

6. Subsequent Event:

As of May 13, 2005, the Company had issued an aggregate of 710 shares of 10% Series A redeemable preferred stock with a stated value of $700 per share, and 71,000 common stock purchase warrants for gross proceeds of $500,550 in the initial closings of a private placement of the Company's 10% Series A preferred stock and common stock purchase warrants, in connection with, as of May 13, 2005, the Company had paid a placement agent fees of approximately $57,565. As of May 13, 2005, the Board of Directors approved an additional grant of 57,200 options to purchase common stock at an exercise price of $7.15 under the 2004 Stock Option Plan to Mr. Don Peck, the Company's Vice President of Engineering.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis relate to our financial condition and results of operations for the three months ended March 31, 2005 compared to the period January 5, 2004 (inception) to March 31, 2004, and should be read in conjunction with our financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-QSB.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our limited operating history and operation as a development stage company, our lack of revenues to date, our ability to meet our future capital requirements, distinguish our products and gain market acceptance, establish sales channels, source sufficient quantity of components, manufacture our products in commercial quantities and source sufficient quantity of components, and develop products that keep pace with industry standards, the rate at which potential customers adopt our solutions, the performance of strategic partners and third-party vendors, our strategic partners ability to keep pace with industry advances, and the efforts of our senior management and other risks set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other periodic reports we file with the Securities and Exchange Commission . Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

PLAN OF OPERATIONS

Overview

We are a development stage company that was incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. Our primary business is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds in excess of a gigabit-per-second. Our products will initially operate in the 70 GHz and 80 GHz bands. These products will be marketed to network operators, communications and IT service providers, system integrators and value added resellers, Fortune 500 companies, government and military entities and other enterprises, including educational and financial institutions, seeking to quickly and cost-effectively establish fiber-speed wireless links between two or more buildings or between a building and the fiber optic backbone in metropolitan areas.

Since our inception in January 2004, we have concentrated our efforts primarily on the design, development and engineering of our initial products, both internally and in conjunction with our strategic partners, most of which has been funded with $2.5 million in aggregate private convertible debt financing we received from Ameristock Corp., one of our principal stockholders, prior to our October 2004 initial public offering, a $1.0 million bridge loan financing that we repaid in full upon consummation of our initial public offering and approximately $5.5 million (before repayment of the bridge loan financing) in aggregate net proceeds from our initial public offering. In January and February 2005, we also received approximately $2.1 million in aggregate net proceeds from our sale of $2.5 million principal amount of our 8% senior convertible notes and 446,429 common stock purchase warrants in a private financing. In addition, from January 1, 2005 through May 13, 2005, we have received an aggregate of $888,295 from the exercise of 175,900 of our IPO warrants. As of May 13, 2005, we had generated gross proceeds of $500,550 from the initial closings of a private placement of our 10% Series A redeemable preferred stock and common stock purchase warrants in connection with, as of May 13, 2005, we had paid a placement agent fees of approximately $57,565. None of our products were commercially deployed until March 2005 when we installed our first GigE link.

We have not yet commenced generating any revenues and do not have sufficient capital to meet our anticipated working capital needs through the first half of 2005. We expect our operating expenses to increase in the future, particularly expenses to complete the cost reduction schedule of our initial products and transition to commercial deployment of our initial products. We anticipate funding our short-term cash requirements by raising capital through additional debt and equity financings (including our current private placement of 10% Series A preferred stock and common stock purchase warrants) and to fund our operations over the next 12 months through such financings and from anticipated revenues, the exercise of warrants and accounts receivable financing. There can be no assurance that we will be able to obtain additional capital or on what terms any such capital could be obtained. If we are unable to obtain additional capital or such capital proves cost prohibitive, we will need to change our business strategy or reduce or scale back our operations to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.  Any future sale of our equity securities would dilute the ownership and control of our stockholders.

Engineering and product development

In order to effectively compete in our markets, we intend to invest significant resources to quickly introduce and commercially deploy our initial products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We have in the past devoted the substantial majority of our resources to completing the development of our first product, the GigE, which we commercially deployed in March 2005.  We are currently devoting resources to completing the development of our OC-48 unit which we expect to deploy in the second half of 2005.

We incurred expenses of $5,675,782 in connection with our research, engineering and product development activities from inception (January 5, 2004) through March 31, 2005 and estimate that we will incur significant expenses in connection with such activities during the remainder of 2005. Engineering and development expenditures include engineering fees paid or to be paid to our suppliers as we transition to commercial production of our initial products and salaries as we plan to continue hiring employees in this area.

Investment in laboratory and production equipment

During the period from inception (January 5, 2004) through March 31, 2005 , we invested approximately $736,724 in laboratory and production equipment and estimate that we will spend approximately $500,000 for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us in the final assembly of our products and other related assets by the end of 2005.

Manufacturing plan

All of our proposed initial products have a modular design. With detailed designs of our initial products complete and the necessary components and modules (subassemblies) to produce these products substantially identified, we expect to outsource the manufacture of the key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur in-house at our facilities. In time, we may also elect to contract out the final assembly and testing of our products.

We spent $1,215,463 on manufacturing inventory and materials from inception (January 5, 2004) through March 31, 2005. We estimate that we will spend a significant amount on manufacturing activities during the remainder of 2005 as we commence outsourced manufacturing activities for commercial production and plan to hire employees in support of these activities.

General and administrative support

We moved into our current facilities located at 470 Springpark Place in Herndon, Virginia in Suite 900 and Suite 950 in December 2004. Pursuant to a lease for Suite 900 and a sublease for Suite 950, we currently pay an aggregate rent and maintenance expenses of $10,884.06 per month. At the end of the first quarter of 2005, we opened a sales and marketing support office in Waltham, Massachusetts and an engineering and manufacturing support office in Sunnyvale, California.

We spent $2,297,857 on general and administrative services during the period from inception (January 5, 2004) through March 31, 2005. We expect an increase in internal personnel providing general and administrative support services over the next twelve months as we continue to commercialize our initial product. We plan to continue to hire and use our own employees to provide general and administrative services, including a chief financial officer.

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

Revenue Recognition

As a development stage company, we have generated no revenues to date. We do not anticipate being able to recognize revenue from deployments of our point-to-point wireless communications units and related service and maintenance programs until the end of the first half of 2005. Revenue from sales of our units will be recognized upon their successful installation (i.e., when they have met contractually designated performance criteria). Revenue from maintenance contracts will be recognized over the term of the contract on a straight-line method. Revenue from service contracts will be recognized as the services are performed.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to the period January 5, 2004 (inception) to March 31, 2004.

Research, engineering and development. Research, engineering and development expenses increased to $1,272,282 for the quarter ended March 31, 2005 compared to $415,831for the quarter ended March 31, 2004. The significant increased in research, engineering and development spending resulted primarily from the completion of the development of the GigE product, including increased payments to contract engineering, compensation related costs for additional internal engineering personnel and increased material costs used in the design and development of our products. Research, engineering and development expenses are expected to increase in subsequent quarters primarily for development of next generation products and new products.

General and administrative. General and administrative expenses increased to $773,954 for the quarter ended March 31, 2005 compared to $354,172 for the quarter ended March 31, 2004 The increase in general and administrative expenses were mainly attributable to additional internal personnel, benefits and related costs, insurance expense, and legal, accounting, and professional fees, including costs incurred in connection with the Note financing completed in February 2005 and contract accounting. General and administrative expenses are expected to increase in subsequent quarters with the employment of additional personnel and related costs.

Selling and marketing. Selling and marketing expenses increased to $511,857 for the quarter ended March 31, 2005 compared to $80,407 for the quarter ended March 31, 2004. The increase was primarily due to the addition of personnel and related costs, travel expenses, supply costs and public relation and investor relations expenses.

Link operations. Link operations expenses increased to $151, 977 for the quarter ended March 31, 2005 compared to $0 for the quarter March 31, 2004. The increase is attributable primarily to the addition of personnel and related costs and travel expense. The expenses for link operations are expected to increase in subsequent quarters as a result of the anticipated continued deployment of initial products.

Interest Expense. Interest expense for the quarter ended March 31, 2005 was $1,029,879 consisting primarily of additional interest relating to a beneficial conversion feature $882,261, interest accrual and amortization of debt discount and issuance costs resulting from the $2.5 million Note financing completed in February 2005.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $907,314 from $1,742,716 at December 31, 2004 to $835,402 at March 31, 2005. The decrease resulted primarily from cash used in operations of $3,735,321, cash disbursements associated with the acquisition of property and equipment of $441,044 and restricted cash of $160,405, partially offset by the net proceeds from issuance of convertible Notes of $2,169,481 and exercise of IPO warrants of $888,295.

Net Loss

As a result of the foregoing, we sustained a net loss of $3,735,321 for the three months ended March 31, 2005 compared to a loss of $888,351 for the period from January 5, 2004 (inception) to March 31, 2004.

Liquidity and Capital Resources

Cash used in operating activities was $3,735,321 for the quarter ended March 31, 2005 compared to $888,351 for the quarter ended March 31, 2004. Cash used in operating activities is primarily derived from the net loss, as adjusted for non-cash items such as depreciation, amortization of the debt discount, acquisition of in-process research and development, stock option compensation, issuance of a warrant to supplier, and changes in operating assets and liabilities.

Inventories increased by $540,490, from $674,973 at December 31, 2004 to $1,215,463 at March 31, 2005. The increase was attributable to purchases of materials in preparation of commercial production of our initial products in subsequent quarters.

Net cash used in investing activities was $633,439 for the three months ended March 31, 2005, including property and equipment purchases of $441,044 and acquisition of patents of $25,000. Capital lease obligations increased from $0 at December 31, 2004 to $304,392 at March 31, 2005 in connection with financing the acquisition of a vector network analyzer. The capital lease obligations are secured by letters of credit which are collateralized by restricted cash of $160,405 as of March 31, 2005.

The aggregate net proceeds from our IPO completed in October 2004 were approximately $5.5 million. For the quarter ended March 31, 2005, we received approximately $2.1 million in net proceeds from the sale of $2.5 million principal amount of our 8% senior convertible notes due January 28, 2008 and 446,429 common stock purchase warrants in an asset-backed financing. In addition, as of May 13, 2005, we had received $888,295 in net proceeds during 2005 from the exercise of 175,900 of warrants issued to investors in connection with the IPO. As of May 13, 2005, we had generated gross proceeds of $500,550 from the sale of 710 of our 10% Series A redeemable preferred stock and 71,000 common stock purchase warrants in connection with, as of May 13, 2005,  we had paid a placement agent fees of approximately $57,565. We commenced commercial operations with the shipment of our first Gig-E units in March 2005 but do not expect to generate revenue until the end of the first half of 2005.

Convertible Notes. Convertible notes payable increased from $0 at December 31, 2004 to $1,368,523 at March 31, 2005 consisting of principal of $2.5 million, net of a discount of $1,131,477. The increase is attributable to the issuance of our 8% convertible Notes completed in February 2005. In connection with the issuance of the Notes, warrants to purchase 446,429 shares of our common stock were issued to the note holders. The fair value of the warrants was determined using the Black-Scholes model and the resulting fair value of $1,194,761 was recorded as a debt discount which is being amortized to interest expense over the term of the Notes. It was determined that the Notes contained a beneficial conversion feature of $882,261 which was charged to interest expense in the first quarter of 2005. In connection with the issuance of the Notes, we recorded debt issuance costs of $715,354 which are being amortized to interest expense over the term of the Notes.

Additional paid in capital increased from $9,024,121 by $3,460,953 to $12,485,074 at March 31, 2005. The increase was primarily the result of the exercise of the IPO warrants of $888,295 and the recording of debt discount, debt issuance costs, and a beneficial conversion feature relating to the issuance of the Notes totaling $2,461,857.
We expect our cash requirements to increase in future periods to fully implement our business plan, including the continued commercialization and deployment of the GigE product, and the development and general commercial deployment of our next three products, the OC-48 which is expected to be deployed in the second half of 2005 and the 10 GigE and the OC-192 which are expected to be deployed in 2006. Based upon the our current plan of operations for 2005, we currently do not have sufficient capital to meet our anticipated working capital needs through June 2005. We expect to fund short-term cash requirements by raising additional debt and equity financings (including our current private placement of 10% Series A redeemable preferred stock and common stock purchase warrants) and to fund our operations over the next 12 months through such financings as well as from anticipated product sales, accounts receivable financing and the exercise of warrants. If such financings are not successful or are unavailable, or are cost prohibitive, we will need to scale back operations to conserve cash until such time, if ever, that we generate sufficient proceeds from operations. There can be no assurance that we will ever be able to raise additional capital or on what terms any such capital would be available, and the inability to do so could require us to significantly change or curtail operations. Any future sale of our equity securities would dilute the ownership and control of our stockholders.

In light of the embryonic nature of our target markets and the wireless point-to-point industry in general, as well as our limited history, it is difficult for our management to fully identify and assess any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our products, widespread customer acceptance and usage of the relatively new wireless point-to-point technology and the newly authorized 70 GHz and 80 GHz frequencies for commercial use, and the increasing penetration of broadband Internet access in the mainstream market. If any of these trends or uncertainties changes unfavorably, we may not be able to recognize revenues or obtain accounts receivable financing as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures and/or scale back or curtail our operations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer, who is acting as our Principal Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)),as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, including our Chief Executive Officer/Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II. Other Information

2. Changes in Securities

In February 2005, we completed an asset-backed note financing pursuant to which we received aggregate net proceeds of $2,169,481 from several accredited investors in return for which we issued to them an aggregate of $2.5 million principal amount of our 8% senior convertible notes due January 28, 2008 and warrants for the purchase of an aggregate of 446,429 shares of our common stock at an exercise price of $7.00 per share until January 28, 2011. The principal amount of these 8% notes is convertible at the election of the holders into shares of our common stock at the conversion rate of $8.00 per share. One-half of the interest on the notes will be payable in cash, semi-annually beginning July 31, 2005 and the balance will be payable on the earlier of their maturity or conversion, in cash or, at each holder’s option, shares of our common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per share price of our common stock for the ten trading days ended five business days prior to the applicable interest payment date. The warrants issued in this note financing are redeemable under certain circumstances, in whole but not in part, commencing 30 days after the effectiveness of the registration statement we filed on behalf of investors on May 5, 2005. The principal purpose of this note financing was to fund our accounts receivable and component and product inventory in connection with the deployment of our initial product, which commenced in March 2005. Our 8% senior convertible notes are secured by substantially all of our assets, as well as by the personal pledge of shares of our common stock by Mr. Slaughter, our Chief Executive Officer, and Mr. Lockie, our President. The note holders have the right to convert all or a portion of the then outstanding principal amount of their respective notes, plus interest, into the Series A Preferred Stock and warrants being offered in our current private financing.

6. Exhibits

4.1	Form of Private Warrant Certificate (1).

4.2	Purchase Option in favor of HCFP/Brenner Securities LLC ("HCFP") (1).

10.1	Securities Purchase Agreement dated as of January 28, 2005 by and among the Company, HCFP and the investors listed therein (1).

10.2	Form of 8% Senior Note of the Company due 2008 (1).

10.3	General Security Agreement dated as of January 28, 2005 by and between the Company and the collateral agent for the ratable benefit of the holders of the Notes (1).

10.4	Stock Pledge Agreement dated as of January 28, 2005 by and among Louis S. Slaughter, Douglas Lockie and the collateral agent for the ratable benefit of the holders of the Notes (1).

10.5	2004 Stock Option Plan, as amended (2).

31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

________________________
(1) Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated January 28, 2005.

(2) Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated March 25, 2005.

Signatures

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

By:  /s/ Louis S. Slaughter
        Louis S. Slaughter
        Chief Executive Officer
        (Principal Executive Officer and Principal Financial Officer)

Date: May 15, 2005