Form 10QSB
period 2005-06-30
GIGABEAM CORP
filed 2005-08-17
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

(Commission file number: 005-50985)

GigaBeam Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	20-0607757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

470 Springpark Place, Suite 900
Herndon, VA 20170
(Address of principal executive offices)

(571) 283-6200
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

The number of shares of the issuer’s Common Stock outstanding on August 5, 2005 was 4,883,840.

Transitional Small Business Disclosure Format      Yes   ☐     No   ☒

GigaBeam Corporation

Table of Contents
INDEX

Page

COVER PAGE	1

INDEX	2

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2005 and the three months and period January 5, 2004 (inception) to June 30, 2004	4
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and the period January 5, 2004 (inception) to June 30, 2004	5 - 6
Notes to Condensed Consolidated Financial Statements	7 - 16

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 22
Forward Looking Statements and Factors That May Affect Future Financial Results	23

Item 4 - Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	24
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4 - Submission of Matters to a Vote of Security Holders	24
Item 6 - Exhibits	25

SIGNATURE	26

EXHIBIT INDEX	27

GigaBeam Corporation

Part 1 - Financial Information, Item 1 - Financial Statements

Condensed Consolidated Balance Sheet
(Unaudited)

	Pro Forma June 30, 2005 See Note 6	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,591,003	$1,086,210	$1,742,716
Restricted cash	160,405	160,405	—
Accounts receivable, net	132,100	132,100	—
Inventories	1,497,939	1,497,939	674,973
Prepaid expenses and other current assets	358,294	358,294	293,690
Total current assets	6,739,741	3,234,948	2,711,379

Property and equipment, net	1,277,637	1,277,637	141,821
Debt issuance costs, net	608,613	608,613	—
Deferred charges	429,000	429,000	429,000
Other assets	114,287	114,287	81,273
Total assets	$9,169,278	$5,664,485	$3,363,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,739,221	$1,739,221	$1,101,793
Deferred revenue	24,000	24,000
Accrued liabilities	890,425	890,425	783,167
Current portion of capital lease obligation	379,656	379,656	—
Total current liabilities	3,033,302	3,033,302	1,884,960
Capital lease obligation, non-current	33,129	33,129	—
Convertible note payable, net of discount	1,467,813	1,467,813	—
Total liabilities	4,534,244	4,534,244	1,884,960

Stockholders’ equity
Series A redeemable Preferred Stock, $.001 par value, authorized 20,000 shares; issued and outstanding 5,768 shares at 6/30/05	12	6	—
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,849,340 shares at 6/30/05; 4,603,440 shares at 12/31/04	4,872	4,849	4,603
Additional paid in capital	19,801,813	16,297,049	9,024,121
Deferred compensation	(37,993)	(37,993)	(45,211)
Accumulated deficit	(15,133,670)	(15,133,670)	(7,505,000)
Total stockholders’ equity	4,635,034	1,130,241	1,478,513
Total liabilities and stockholders’ equity	$9,169,278	5,664,485	$3,363,473

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30	January 5, 2004 (inception) to June 30
	2005	2004	2005	2004

Net Sales	$108,200	$—	$108,200	$—
Cost of Sales	160,865	—	160,865	—
Gross Margin	(52,665)	—	(52,665)	—

Operating expenses:
Research and development	1,472,128	1,201,716	2,778,910	1,637,740
General and administrative	1,188,046	212,228	1,962,000	551,188
Selling and marketing	678,038	166,897	1,189,895	242,324
Link operations	273,839	—	391,316	—
Total operating expenses	3,612,051	1,580,841	6,322,121	2,431,252
Operating loss	(3,664,716)	(1,580,841)	(6,374,786)	(2,431,252)

Other income (expense):
Interest income	1,621	—	6,250	—
Interest expense	(229,678)	(122,911)	(1,259,557)	(160,852)
Other expense, net	(579)	—	(579)	—
Total other (expenses), net	(228,636)	(122,911)	(1,253,886)	(160,852)

Net loss	$(3,893,352)	$(1,703,752)	$(7,628,672)	$(2,592,104)

Basic and diluted loss per share	$(0.81)	$(0.65)	$(1.62)	$(.99)

Basic and diluted weighted average shares outstanding	4,780,109	2,621,990	4,708,647	2,611,546

See unaudited notes to condensed consolidated financial statements.

	Six Months Ended	January 5, 2004 (inception) to
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(7,628,672)	$(2,592,104)
Adjustments to reconcile net loss to net cash used for operating activities:
Increase in allowance for doubtful amounts	95,000	—
Amortization of debt discount and beneficial conversion factor	882,261	—
Non-cash interest expense	—	—
Depreciation and amortization	199,122	4,445
Non-cash compensation expenses	94,700	(52,429)
Changes in operating assets and liabilities:
Accounts Receivable	(132,100)	—
Inventory	(822,966)	—
Prepaid expenses and other current assets	(30,515)	(101,454)
Deferred charges		(429,000)
Accounts payable	637,428	184,284
Accrued liabilities	97,165	406,066
Net cash used for operating activities	(6,608,577)	(2,580,192)

Cash flows used for investing activities:
Investing in notes receivable	(95,000)	—
Purchases of property and equipment	(735,245)	(34,939)
Restricted cash	(160,405)	—
Acquisition of patents & intangibles	(31,700)	—
Deposits	(3,685)	—
Net cash used for investing activities	(1,026,035)	(34,939)

Cash flows provided by financing activities:
Issuance of common stock, net of costs	—	785,439
Issuance of redeemable preferred stock; net of costs	3,835,552	—
Proceeds from notes payable, net	—	2,211,168
Repayments of capital lease	(77,796)	—
Issuance of convertible debt, net	2,332,055	—
Exercise of warrants	888,295	—
Net cash provided by financing activities	6,978,106	2,996,607

	Six Months Ended	January 5, 2004 (inception) to
	June 30, 2005	June 30, 2004
Net increase (decrease) in cash and cash equivalents	$(656,506)	$381,476

Cash and cash equivalents at the beginning of the period	1,742,716	—
Cash and cash equivalents at the end of the period	$1,086,210	$381,476

Supplemental disclosures:
Interest Paid	$23,038	$—
Non-cash investing and financing transactions:
Common stock issued in connection with deferred charges	$—	$429,000
Issuance of warrants in connection with convertible debt and common stock	$1,194,761	$1,194,761
Issuance of warrants in connection with redeemable preferred stock	$385,552	$—
Issuance of warrants and options in connection with debt issue costs	$384,835	$384,835
Capital lease obligation incurred to finance the purchase of equipment	$524,832	$—

See unaudited notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Description of the Business:

The primary business of Gigabeam Corporation (herein referred to as “the Company”, “us”, “our” or similar pronouns) is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second under the trade name “WiFiber™.” The Company’s products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amount of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will allow for wireless communications at previously unattainable fiber-equivalent speed and reliability. The Company also believes that it was one of the first entrants into this new and emerging market with the commercial deployment of its first communications link in March 2005 and initial revenue recognition from sale of its wireless links in the quarter ended June 30, 2005.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design, development and deployment of its initial WiFiber 2 series GigE product and initial sales and marketing. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5.5 million. In February 2005, the Company completed a private placement of $2.5 million principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2.1 million. During the first quarter of 2005, the Company received $888,295 from the exercise of common stock purchase warrants issued in connection with its IPO. In addition, between May and July 2005, the Company completed a private offering of its 10% Series A redeemable preferred stock and common stock purchase warrants for gross proceeds of $7,950,285 and an offshore private placement of its common stock and common stock purchase warrants for gross proceeds of $652,125, resulting in aggregate net proceeds to the Company from these financings of approximately $7,412,000, after its payment of aggregate placement agent fees of approximately $989,300 and other offering expenses.

The Company recognized initial revenue in the second quarter of 2005 of $108,000 through sale of its WiFiber 2 series GigE links to domestic customers.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

The interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results of the interim periods are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company adheres to the same accounting policies in preparation of interim financial statements.

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

Inventories

Inventories consist of materials, including various component parts, power supplies, encoders, circuit boards, multipliers, synthesizers, mechanical housings and mounts, as well as work in process, which includes direct labor to construct the wireless links and overhead directly attributable to the production and testing process. Inventories are stated at the lower of cost or market using the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and other current assets include the following:

	June 30, 2005	December 31, 2004
Prepaid Contract Expenses	$250,000	$250,000
Prepaid Insurance	$19,755	$10,865
Other Prepaid Expenses	54,450	32,825
	$324,205	$293,690

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred.

Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2005	December 31, 2004

Estimated contract based costs	$370,639	$456,630
Accrued interest payable	84,942	—
Accrued payroll and benefits	414,469	216,605
Accrued warranty	3,000	—
Other	17,375	109,932
	$890,425	$783,167

Revenue Recognition

The Company commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition in Financial Statements.” Accordingly revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured.

In accordance with SAB 104 revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services. Under this exception, revenues will be deferred until such services have been performed. Installation revenue is recognized when the related services are performed.

As revenues from the level of links sold become more significant, the Company will establish an accrual for warranty work associated with its link sales, recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer group to install the product; otherwise it is twelve months from the date of shipment. The warranty accrual will represent the best estimate of the cost to settle existing and future claims on products sold and currently in warranty as of the periodic balance sheet date. The warranty accrual will represent the Company’s forecasts with respect to return incidences and average cost to repair. As of June 30, 2005, the Company has little or no historical trend of shipment levels related to return rates. As with any estimate that requires application of judgment, amounts estimated in the warranty accrued to be payable could differ materially from what will actually transpire in the future.

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

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive:

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

As required under Statement of Financial Accounting Standards SFAS No. 123(R) and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), the pro forma effects of recognizing the fair value of stock-based compensation on net loss has been estimated at the date of grant and shown below.

For purposes of the following pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods.

	For the six months ended June 30, 2005	For the Period January 5, 2004 inception) to June 30, 2004

Net loss as reported	$(7,628,672)	$(2,592,104)

Less: Stock-based employee compensation determined under the intrinsic value method for all awards	7,218	5,300

Add: Stock-based employee compensation expense determined under fair value based method for all awards	(270,559)	(17,189)

Pro forma net loss	$(7,892,013)	$(2,603,993)

Pro forma net loss per share, basic and dilutive	$(1.68)	$(1.00)

Weighted average shares outstanding, basic and diluted	4,708,647	2,611,546

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Assumptions:
Expected volatility	85%
Risk free interest rate	3.70%
Dividend yield	0%
Expected life (range in years)	4 yrs.

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes ARB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

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

In December 2004, the FASB issued SFAS Statement No. 153, “Exchange of Nonmonetary Assets.” SFAS 153 addresses the measurement of exchange of nonmonetary assets. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption of this standard to have a material impact on its results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements, " and changes in requirements of the accounting for a reporting of a change in accounting principle. SFAS 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on the financial position, results of operations or cash flows.

3. Property and equipment:

Property and equipment consist of the following:

	June 30, 2005	December 31, 2004

Equipment - Engineering and production	$917,870	$93,313
Office and computer equipment	158,654	41,450
Leasehold improvements	122,394	—
Engineering software development cost	108,156	3,888
Demo equipment and spares	34,500	—
Other	36,843	13,940
	1,378,417	152,591
Less accumulated depreciation	(100,780)	(10,770)
	$1,277,637	$141,821

Capital lease assets are included in property and equipment as follows:

	June 30, 2005	December 31, 2004

Machinery and office equipment	$524,832	$—
Accumulated amortization	(36,196)	—
	$488,636	—

4. Convertible notes:

Convertible notes consist of the following:

	June 30, 2005	December 31, 2004

8% senior notes payable	$2,500,000	$—
Less discount	(1,032,187)	—
	$1,467,813	$—

On January 28 and February 1, 2005, the Company issued 8% senior notes with an aggregate principal amount of $2.5 million, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing. The principal purpose of the financing was to fund the Company’s accounts receivable and component and product inventory in connection with the deployment of its products.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the Notes’ maturity or conversion, in cash or, at each holder’s option, in shares of common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are secured by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and President.

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months and six months ended June 30, 2005, the Company recorded amortization of $63,284 and $99,290 respectively.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months and six months ended June 30, 2005, the Company recorded amortization of $41,518 and $65,223, respectively.

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

5. Capital Leases:

In 2005, the Company entered into various capital leases for test equipment. As of June 30, 2005, the future minimum payments under the lease are as follows:

Year ended December 31,
2005	$184,964
2006	227,904
2007	23,357
2008	10,648
Total payment obligation	446,873
Less amount representing interest	(34,088)
Present value of net minimum obligation	412,785
Less current portion	(379,656)
Non current portion	$33,129

Payments under one of the leases are secured by letters of credit totaling $160,405 which expire in May 2006. The letters of credit are collateralized by restricted cash.

6. Subsequent Event:

During July 2005, the Company issued an additional 5,509 shares of its 10% series A redeemable preferred stock at $700 per share and 550,900 common stock purchase warrants at $.05 per warrant  for gross proceeds of $3,883,845 before payment of placement fees of approximately $446,642 and other offering costs of approximately $48,350 netting $3,388,853 to the Company in connection with the final closings in July of a private placement of such securities commenced by the Company in May 2005.

On July 26, 2005, the Company also sold 22,500 shares of its common stock and 22,500 common stock purchase warrants to an investor in an offshore private placement for gross proceeds of $158,625 before payment of placement fees of approximately $18,242 and other offering costs of approximately $24,443, netting approximately $115,940 to the Company in connection with this sale of securities.

The following is a pro forma balance sheet presenting the effect of the issuance of the preferred and common shares and common stock warrants as if the securities had been issued as of June 30, 2005.

	June 30, 2005	Preferred and Common Shares Issued Subsequent to June 30, 2005	Pro Forma June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,086,210	$3,504,793	$4,591,003
Restricted cash	160,405	—	160,405
Accounts receivable, net	132,100	—	132,100
Inventories	1,497,939	—	1,497,939
Prepaid expenses and other current assets	358,294	—	358,294
Total current assets	3,234,948	$3,504,793	6,739,741

Property and equipment, net	1,277,637	—	1,277,637
Debt issuance costs, net	608,613	—	608,613
Deferred charges	429,000	—	429,000
Other assets	114,287	—	114,287
Total assets	$5,664,485	$3,504,793	$9,169,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,739,221	—	$1,739,221
Deferred revenue, net of related costs	24,000	—	24,000
Accrued liabilities	890,425	—	890,425
Current portion of capital lease obligation	379,656	—	379,656
Total current liabilities	3,033,302	—	3,033,302
Capital lease obligation, non-current	33,129	—	33,129
Convertible note payable, net of discount	1,467,813	—	1,467,813
Total liabilities	4,534,244	—	4,534,244

	June 30, 2005	Preferred and Common Shares Issued Subsequent to June 30, 2005	Pro Forma June 30, 2005
Stockholders’ equity
Series A redeemable Preferred Stock, $.001 par value, authorized 20,000 shares; issued and outstanding 5,768 shares at 6/30/05	6	6	12
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,849,340 shares at 6/30/05; 4,603,440 shares at 12/31/04	4,849	23	4,872
Additional paid in capital	16,297,049	3,504,764	19,801,813
Deferred compensation	(37,993)		(37,993)
Accumulated deficit	(15,133,670)		(15,133,670)
Total stockholders’ equity	1,130,241	3,504,793	4,635,034
Total liabilities and stockholders’ equity	$5,664,485	$3,504,793	$9,169,278

On August 8, 2005, the Company entered into a development and supply Agreement with a supplier of integrated circuit products to develop a custom semi-conductor wafer for use in its developing product lines. Terms of the Agreement provide for payments by the Company to the supplier of $205,000 over several months in 2005, based upon agreed upon milestones. Additionally, the supplier has agreed to exclusivity supply terms with the Company, provided the Company places certain specified minimum annual levels of orders for development or production over a five year period. The Company maintains the right to place any or all such orders.

As of July 29, 2005 the Board of Directors approved additional grants of common stock options under the Company’s 2004 Option Plan, as amended, totaling 70,000 at an exercise price of $6.55. The options granted included 65,000 granted to John Krzywicki, the Company’s Vice President of Marketing, Strategy and Business Development.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company. The MD&A is provided as a supplement to and should be read in conjunction with and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and related notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and related notes there to and related MD&A included in our Form 10-KSB for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-QSB.

OPERATIONS REVIEW

Overview

We were incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. Our primary business is to design, develop, sell, lease, rent, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. These products are marketed to network operators, communications and IT service providers, system integrators and value added resellers, Fortune 500 companies, government and military entities and other enterprises, including educational and financial institutions, seeking to quickly and cost-effectively establish fiber-speed wireless links between two or more buildings or between a building and the fiber optic backbone in metropolitan areas.

Since our inception in January 2004, our focus has been primarily on the design, development and initial production and installation of our initial product lines, developed both internally and through our strategic partnering activities as well as obtaining financing to fund such efforts. Our primary funding mechanisms have been equity and debt placements, including the following significant issuances:

•	A $2.5 million private placement of convertible debt in several tranches, with a principal institututional stockholder, completed prior to our IPO.

•	A $1 million bridge loan in the third quarter of 2004, repaid in entirety with proceeds from our IPO in October 2004

•	Approximately $5.5 million in net proceeds from our IPO.

•
An 8% senior convertible note private placement issue, with warrants, in the first quarter of 2005 for $2.5 million, from which the Company received approximately $2.1 million in aggregate net proceeds.

•	An aggregate of $888,295 from the exercise of 175,900 of our IPO warrants during the quarter ended March 31, 200.

•
A private offering of our 10% series A preferred stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. From the $8.6 million gross proceeds of these financings, the Company received approximately $7.4 million, net of banking and legal fees.

None of our products were commercially deployed until March 2005 when we installed our first WiFiber 2 series GigE link. We recognized our first revenues in the second quarter of 2005 from the shipment of our WiFiber 2 series GigE links. Accordingly, since commercial deployment of our first product commenced only recently and we have not yet generated any meaningful revenues, we currently continue to be dependent on debt and/or equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we would not have sufficient capital to fully implement our current plan of operations and meet our anticipated working capital needs with respect thereto through the end of 2005. We expect our operating expenses to increase in the future,  particularly in the research and development areas, as we work to complete the cost reduction schedule of our initial WiFiber 2 series GigE and next generation WiFiber G series GigE products and realize commercial deployment of our next generation of wireless radio products. We anticipate funding our short-term and following 12-month cash requirements by raising capital through additional debt and equity financings, the exercise of outstanding common stock warrants, accounts receivable financings, and proceeds from revenues as we place additional links with customers. There can be no assurance that we will be able to obtain additional capital, and any capital, and any such capital available may be at cost and terms that are prohibitive. If we are unable to obtain additional capital or at prohibitive costs or terms, we will need to change our business strategy, which could include a reduction or scale back of our operations to conserve cash and maintain liquidity until such tine, if ever, that sufficient proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

Engineering and product development

In order to effectively compete in our markets, we are and expect to continue investing significant resources to quickly introduce and commercially deploy our initial products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We have in the past devoted the substantial majority of our resources to completing the development of our first product, our WiFiber 2 series GigE, which we commenced commercial deployment in March 2005.  Additionally, in 2005, we have been heavily involved in development of our WiFiber G series GigE product,  which we expect to begin deploying in the second half of 2005. We are currently devoting resources to completing the development of our WiFiber G series OC-48, as well which we expect to deploy in the second half of 2005.

We incurred expenses of $7,147,910 in connection with our research, engineering and product development activities from inception (January 5, 2004) through June 30, 2005 and estimate that we will incur significant expenses in connection with such activities during the remainder of 2005. Engineering and development expenditures include engineering fees paid or to be paid to our suppliers as we further transition to commercial production. Expenses also include salaries and benefits for our engineering and production staff, as well, as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

During the first six months of 2005, we invested approximately $774,995 in laboratory and production equipment and estimate that we will spend approximately an additional $450,000 for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us in the final assembly of our products and other related assets as we bring our WiFiber G Series GigE product line into commercial production status in 2005.

Manufacturing plan

All of our proposed initial products have a modular design. With detailed designs of our initial products complete and the necessary components and modules (subassemblies) to produce these products substantially identified, we expect to outsource the manufacture of the key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur in-house at our facilities. In time, we may contract out the final assembly and testing of our products.

We spent $998,558 on manufacturing inventory and materials during the first six months of 2005. We estimate that we will spend a significant amount on manufacturing activities during the remainder of 2005 as we commence outsourcing manufacturing assembly and test activities for commercial production and plan to hire employees in support of these activities.

General and administrative support

Our primary focuses in this area are attracting additional operating capital for the Company and acquiring and maintaining facilities for the Company’s research and development, manufacturing and sales and marketing operations. Our current operating locations include a combination corporate office, research and manufacturing facility in Herndon, Virginia of approximately 9,100 square feet, a sales and marketing support office in Waltham, Massachusetts totaling 3,470 square feet, and an engineering and manufacturing support facility in Sunnyvale, California of 1,600 square feet. Our monthly minimum lease and maintenance costs for the aforementioned facilities is approximately $18,322.

We expect to increase our personnel levels for finance, accounting and administrative support over the next twelve months to support the increased operating levels of the Company both domestically and internationally.

Sales and marketing

Our sales and marketing group include geographic and industry-focused outside sales, technical support and sales engineering personnel. Additionally, this group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines.

Link Operations

Our links operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could be come a substantial source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners.

Revenues, gross margins and income from operations

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$108,200	$—	$108,200	$—
Gross Margin	(1)	—	(1)	—
Loss from Operations	$(3,664,716)	$(1,580,841)	$(6,340,286)	$(2,431,252)
As a % of revenue	(1)	(1)	(1)	(1)

(1)
Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, the Company was considered to be in a start up status. Due to the relatively short period of revenue recognition in the comparative periods covered in this report, gross margin percentages and operating results as a percentage of revenues are not considered relevant.

As noted above, initial revenues from operations did not commence until the latter part of the quarter ended June 30, 2005. Thus comparisons of this quarter and six months period to those in the prior year are inconclusive and not meaningful.

Interest expense. Interest expense increased from a total of $122,911 for the quarter ended June 30, 2004 to $229,678 for the quarter ended June 30, 2005. In 2005, the interest expense consisted primarily of accrued expenses related to the $2,500,000 convertible debt issued in the previous quarter, and interest expense related to capitalized leases for test and production equipment, while the interest in the 2004 period was primarily related to $2,500,000 notes outstanding with a significant stockholder during that period.

Interest expense for the six months ended June 30, 2005 was $1,259,557, compared to $160,852 for the six months ended June 30, 2004. For the 2005 period, the total included $888,261 related to a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005 as well as interest accrued on the 8% convertible debt and interest related to capitalized leases for equipment. For the 2004 period, interest expense was primarily related to a $2,500,000 note outstanding with a significant stockholder during that period.

Link operations. The link operations group at the Company was initiated in 2005. No separate group or related expenses therefore were recorded in either the quarter or six month period ended June 30, 2004.

For the quarter ended June 30, 2005, link operations expenses totaled $273,839 . The link operations group provides testing, installation and after sales maintenance support for the Company’s products. The expense in the quarter and six months ended June 30, 2005 is composed of salaries and benefits of employees and travel expenses related to their trips supporting the Company’s products.

Selling and marketing. Selling and marketing expenses increased from a total of $166,897 for the quarter ended June 30, 2004 to $678,038 for the quarter ended June 30, 2005. During the 2004 period, the focus of the Company was on design and development of initial test products and selling and marketing expenses were primarily for market research consultants, travel expenses, and salaries for a sales executive and technical marketing support person. During the quarter ended June 30, 2005, sales and marketing expenses include the addition of a marketing vice president, salaries and benefits for the sales force, both domestic and international and the utilization of an outside public relations firm to increase awareness of the Company and its developing product lines in key markets.

Selling and marketing expenses for the six months ended June 30, 2005 were $1,189,895 an increase of $947,571 over the level for the six months ended June 30, 2004. The sales and marketing operations in the Company have escalated substantially in 2005 in anticipation of our ability to produce and sell commercial quantities of our WiFiber 2 series GigE and our WiFiber G series GigE products currently under development.

Research, development and engineering. Research, development and engineering expenses increased to $1,472,128 for the quarter ended June 30, 2005, compared to $1,201,716 for the quarter ended June 30, 2004. The increase between the comparable periods is primarily for increased outside engineering product development expense, increased expensed materials and increased personnel levels and benefits for the engineering group by the second quarter of 2005.

Our research, development and engineering expenses increased from $1,637,740 in the first six months of 2004 to $2,778,910 in the comparable period of 2005. The increased expense level is due primarily to increased spending for outside engineering development projects for both our WiFiber 2 series GigE and our next WiFiber G seriesproduct line, increased depreciation related to testing and production equipment purchased in 2005, increased equipment rental costs, and increases in salaries and benefits related to increases in the internal engineering group since the period ended June 30, 2004.

General and administrative. Our general and administrative expense for the quarter ended June 30, 2005 increased to $1,188,046 from $212,228 in the second quarter of 2004. In general, the overall activities of the Company increased significantly in the past year, including general legal expenses, personnel recruiting expenses, expenses related to operating as a publicly traded stock company such as audit and accounting expenses and carrying Directors’ and Officers’ insurance coverage, and the expense to operate three locations by the end of the second quarter of 2005. Few, if any, of the expenses in these specific areas were incurred in the second quarter of 2004.

For the six months ended June 30, 2005, general and administrative expenses were $1,962,000, an increase of $1,410,812 over the $551,188 incurred in the first six months of 2004. The increased overall activity level of the Company and the expenses of operating as a publicly traded company and the overall expense supporting the increased operating levels are the primary areas of increased general and administrative expenses in 2005 compared to the previous year’s period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	June 30, 2005	June 30, 2004

Net cash used by operating activities	$(6,608,577)	$(2,580,192)
Net cash used in investing activities	(1,026,035)	(34,939)
Net cash provided by finance activities	6,978,106	2,996,607
Net Increase (decrease) in cash and cash equivalents	$(656,506)	$381,476

Cash and cash equivalents. Our cash and cash equivalents decreased $656,506 at the end of the six months ended June 30, 2005, primarily due to cash used in operations of $6,608,577. The initial revenues for the Company were not achieved until the final month of the six month period, totaling $108,000 for the first half of 2005. The operating loss for the Company during the period was $6,340,286, in large part due to the continuing high level of expenditures for product engineering and development, expenses related to raising equity and debt capital, and higher levels of management level employees added in the six month period. Additionally, the Company invested approximately $735,000 (net of amounts due under capital leases) for equipment purchases in the six months ended June 30, 2005, principally related to the development testing of its WiFiber 2 series GigE and WiFiber G series product lines. These uses of cash were offset in part by net proceeds of debt and equity offerings closed in the six months of $6,167,607 and by the exercise of common stock warrants totaling $888,295.

Management currently believes that existing cash balances, funds that will be generated from the sale of its products, and continued access to public and private equity and debt markets will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt servicing and other operating requirements for the remainder of 2005.

There can be no assurance, however, that our business will generate positive cash flows from operations in the next twelve months, or that capital markets will continue to provide the Company with adequate operating capital at an affordable price if, and until, the Company reaches the point of providing continuing positive cash flows from its operations. If we are unable to maintain cash balances or generate sufficient internal cash flows or access public and private equity and debt markets at affordable rates to service our obligations and operations, we may be required to sell assets, reduce capital expenditures, refinance existing debt, or reduce our operating overhead substantially in the next twelve months. Our abilities to maintain our planned levels of activity and bring our development stage products to a commercial sales level are subject to general business conditions affecting our primary markets, the telecommunications sector, federal, state and local governments and their operating agencies, business to business markets, and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash used in operating activities. Our net cash used in operating activities was $6,608,577 for the six months ended June 30, 2005, compared to a net use of cash of $2,580,192 in the first six months of 2004. The Company was primarily in a formative stage in the first six months, and indeed, in the entire year of 2004, dating from its inception as of January 5, 2005. The significant use of cash in the six months ended June 30, 2005 is related to first, the significant expense related to product development costs for the WiFiber 2 series GigE and the WiFiber G series product lines over the period. We expect the product development costs to continue at high levels for at least the next three quarters, as we continue to meet our goals of continued efficiency and price reduction in order to remain competitive in our primary markets. Second, we required $822,966 to acquire material inventories in order to continue commercial production of our WiFiber 2 series GigE product lines. Third, the general and administrative overhead of the Company increased to $1,962,000 during the first six months of 2005, related to expansion of employee levels, opening of two additional offices, and general costs of maintaining a publicly traded entity following our IPO in October, 2004.

During the first six months of 2004, the largest element of operating expense was the research and development cost related to initial product lines, which totaled $1,637,740 for that period.

Net cash used in investing activities. Our net cash used in investing activities was $1,026,035 for the six months ended June 30, 2005, compared to $34,939 used in the first six months of 2004. The Company invested $735,245 for the purchase of testing and production equipment (net of amounts due under related capital leases) in 2005, in order to continue development of its current and future product lines and to obtain the ability to increase manufacture of our commercially available products by the end of the second quarter of 2005. In the comparative period in 2004, we purchased $35,000 in testing equipment.

Net cash provided by financing activities. Our net cash provided by financing activities in the first six months of 2005 was $6,978,106, which included net proceeds from the issue of 8% convertible notes of $2,332,055, net proceeds from convertible preferred stock and common stock issue of approximately $3,907,409, and the exercise of common stock warrants of $888,295. In the six months ended June 30, 2004, net cash provided from financings totaled $2,996,607, primarily, as a result of placing a debt facility with an existing stockholder in the first quarter of 2004.

Capital structure and resources. Our capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to fully implement our business plan, including the continued commercialization, deployment and cost reduction of our WiFiber 2 series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series GigE and our WiFiber G series OC-48 products, each of which is expected to be deployed in the second half of 2005, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2006. To date, we have been dependent primarily on the net proceeds of our IPO and private placements of our debt and equity securities to fund our capital requirements.

As of June 30, 2005, we had a total of $1,086,210 in available cash for our operating requirements. Subsequent to June 30, we completed and closed on the Series A redeemable preferred stock and warrants and common stock and our offshore placement of common stock and warrants from which we raised approximately an additional $3,504,793 net of related fees. Without additional financing and/or significant additional revenues we do not have sufficient working capital to fully implement our current plan of operations and meet our anticipated working capital needs with respect thereto through the end of 2005. The Company anticipates funding our cash requirements over the next twelve months through additional securities offerings, through the sale and installation of our WiFiber 2 series GigE and WiFiber G series GigE product lines, and through future exercises of common stock warrants outstanding. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

In light of the uncertainty of our ability to significantly develop our targeted markets and to predict the future of the wireless point-to-point industry in general, as well as our limited history of operations, it is difficult for our management to fully identify and assess any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our ongoing product lines currently in development, widespread customer acceptance and usage of the point-to-point technology as a solution to their telecommunications needs, and the newly authorized 70 GHz and 80 GHz frequencies for commercial and governmental use, and the potential for increasing penetration of broadband internet access in the mainstream commercial marketplace. If any of these trends or uncertainties changes in an unfavorable manner, we may not be able to recognize revenues or obtain short term financings through accounts receivable discounting or development of short term lines of credit as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures or scale back or curtail operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. The application of these policies requires management to make complex estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of cash flow, contingent assets and liabilities. Critical accounting estimates at Gigabeam include those related to revenue recognition on contracts, research and development projects, bad debts, provisions for excess and obsolete inventory losses and valuation of intangibles. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2004 Form 10-KSB.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those stated or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, business models, strategies and objectives for future operations; concerning new products or services or regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows or capital expenditures levels, and of assumptions underlying any of the foregoing items. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,”  “expects,”  “should,”  “would,”  “will,”  “intends,”  “estimates,”  “anticipates” or similar words. You should not place undue reliance on such forward-looking statements, which reflect management’s opinions only as of the date of the filing of this report. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including; but not limited to:

•	Our limited operating history;
•	Our limited capital resources and our ability to obtain sufficient additional operating capital when and as needed, including the ability to service existing and any future debt obligations;
•	Our ability to continue the transition from development stage company to a commercial stage operating company;
•	Our failure to quickly and effectively distinguish our products from other “last mile” alternatives;
•	Our ability to attract and retain qualified management, sales and technical personnel, or loss of our founding executives;
•	Our ability to establish cost-effective sales and distribution channels as well as an effective technical sales force;
•	The performance of critical suppliers, sub-contractors and strategic partners upon whom we depend;
•	Our ability to continue to develop new products that achieve market acceptance, and our ability to manufacture these products in commercial quantities;
•	Inability to obtain critical components for manufacturing our product lines on a timely basis;
•	Our ability to fulfill our customers’ needs and meet their technical specifications;
•	Continuing uncertainties regarding the telecommunications industry in general, and in the particular markets in which we operate and with respect to general global economic status;
•	Financial, governmental and regulatory risks and approvals required and our ability to adapt to changes in these processes;
•
The degree of difficulty, and thus the cost, associated with our domestic customers’ ability to obtain required one-time national licenses needed to employ our products, which could have a direct correlation on the perceived attractiveness of our solutions;

•	Delays that may occur in obtaining required regulatory approvals and desired industry standard certifications for our equipment;
•
Potential that foreign governments will not approve commercial use of the frequencies in our products operate, or that such approvals that may be obtained will require modification of our equipment lines from the modes set by the FCC for domestic usage;

•	Actual and potential competition in the intensely competitive telecommunications industry;
•
A significant number of companies with which we currently compete or with whom we may have to compete have substantially greater resources and longer operating histories than we do; thus we may not be able to compete effectively in major market sectors, even with technically superior product lines;

•	The ability of private and start-up companies to enter our markets due to the relative low cost of entry in obtaining licenses to radio frequencies in which our products operate;
•	Concentration of sales to a relatively few customers and any inherent customer credit risk;
•	The relative demand levels for access to high-speed broadband connectivity in the general economy;
•	Our ability to achieve successful resolution of patent infringement and other intellectual property claims;
•	Any claims that we are infringing on the intellectual property rights of others;

•	Our failure to obtain sufficient levels of product liability insurance coverage;
•	Claims made under our stated warranty terms and conditions, particularly with new product lines;
•	Failure of ourselves or customers to obtain necessary access rights to install our equipment in working environments;
•	Any future findings that emissions from our antennae may pose health risks;
•	The risks and uncertainties inherent in our ability to effectively integrate and manage acquired businesses, products or technologies;
•	Other risks detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and other SEC filings.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Company sold 70,000 shares of its common stock at $7.00 per share and 70,000 common stock warrants at $.05 per warrant as part of an offshore private placement in June 2005, for net proceeds to the Company of approximately $426,747, after payment of placement fees and other offering costs totaling approximately $66,753. The proceeds will be used for further development of our product lines, capital asset acquisitions and general operations.

As of July 29, 2005, the Board of Directors approved additional grants of common stock options under the Company's 2004 Stock Option Plan, as amended, totaling 70,000 at an exercise price of $6.55.  The options granted included 65,000 granted to John Krzywicki, the Company's Vice President of Marketing, Strategy and Business Development.

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2005, the Company held its 2005 Annual Meeting of Stockholders, where two proposals were put to a vote of stockholders. The first proposal was the election of one Class I director of the Company to serve for a "three-year" term ending upon the 2008 annual meeting of stockholders or until a successor is duly elected and qualified. Alphonse M. Lucchese was elected to service as a Class I director. There were 3,651,444 votes FOR and 1,000 votes WITHHELD. The other continuing directors were Louis S. Slaughter, Douglas G. Lockie, David A. Buckel and General Merrill A. McPeak.

The second proposal was to ratify an amendment to the Company's 2004 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan from 500,000 shares to 1,100,000 shares, which ratification would permit the issuance of incentive stock options with respect to the additional 600,000 shares in addition to the issuance of non-qualified stock options already permitted. The proposal was approved with 2,316,126 votes FOR, 24,950 votes AGAINST, and 30,000 votes ABSTAINED. There were 1,281,368 broker non-votes with respect to the proposal.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

3.1	Certificate of Designation of the 10% Series A Redeemable Preferred Stock of the Company (1).

4.1	Form of Private Warrant Certificate for warrants issued to investors in May - June 2005 private placements of preferred stock and warrants (1).

4.2	Form of Private Warrant Certificate for warrants issued to investors in offshore placement of common stock and warrants in June and July 2005.

4.3	Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust company and the Company (2).

4.4	Amendment dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company (2).

10.1	Form of Subscription/Registration rights Agreement between the Company and investors in the Company’s May and June private placements preferred stock and warrants of the Company (1).

10.2	Consulting Agreement dated June 1, 2005 by and between the Company and RTEM LLC (2).

10.3	Offer Letter by and between the company and John Krzywicki dated July 8, 2005 (2).

10.4	Compensation terms for Leighton Stephenson.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Office Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)    Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated May 6, 2005 and filed with the SEC on May 12, 2005.

(2)     Incorporated by reference to the applicable exhibit filed with the Company’s Registration Statement on Form SB-2 (SEC File No. 333-124622).

Signatures

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: August 17, 2005	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer

EXHIBIT INDEX

4.2	Form of Private Warrant Certificate for warrants issued to investors in offshore placement of common stock and warrants in June and July 2005.

10.4	Compensation Terms for Leighton J. Stephenson.

31.1	Certification of Louis S. Slaughter, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Leighton J. Stephenson, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Louis S. Slaughter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Leighton J. Stephenson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2003.