Form 10QSB
period 2005-09-30
GIGABEAM CORP
filed 2005-11-15
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s Common Stock outstanding on November 1, 2005 was 4,936,740

Transitional Small Business Disclosure Format  Yes ☐  No ☒

GigaBeam Corporation

Table of Contents
INDEX

Page

COVER PAGE	1

INDEX	2

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2005 and the three months and period January 5, 2004 (inception) to September 30, 2004	4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and the period January 5, 2004 (inception) to September 30, 2004	5-6

Notes to Condensed Consolidated Financial Statements	7-16

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3 - Controls and Procedures	23

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6 - Exhibits	24

SIGNATURE	25

EXHIBIT INDEX	26

GigaBeam Corporation

Part 1 - Financial Information, Item 1 - Financial Statements

Condensed Consolidated Balance Sheet
(Unaudited)
	Pro Forma September 30, 2005 See Note 6	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,120,033	$400,888	$1,742,716
Restricted cash	160,405	160,405	—
Accounts receivable, net	216,175	216,175	—
Inventories	1,956,858	1,956,858	674,973
Prepaid expenses and other current assets	625,630	625,630	293,690
Total current assets	21,079,101	3,359,956	2,711,379

Property and equipment, net	1,247,519	1,247,519	141,821
Debt issuance costs, net	542,672	542,672	—
Deferred charges	429,000	429,000	429,000
Other assets	185,458	185,458	81,273
Total assets	$23,483,750	$5,764,605	$3,363,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,580,025	$1,580,025	$1,101,793
Accrued liabilities	867,394	867,394	783,167
Current portion of capital lease obligation	295,731	295,731	—
Total current liabilities	2,743,150	2,743,150	1,884,960
Capital lease obligation, non-current	39,121	39,121	—
Convertible notes payable, net of discount	1,568,195	1,568,195	—
Total liabilities	4,350,466	4,350,466	1,884,960

Stockholders’ equity
Series A redeemable Preferred Stock, $.001 par value, authorized 20,000 shares; issued and outstanding 11,277 shares at 9/30/05	11	11	—
Series B convertible Preferred Stock, $.001 par value authorized 20,000 shares; issued and outstanding, 18,900 shares at 09/30/05	19	—	—
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,883,840 shares at 9/30/05; 4,603,440 shares at 12/31/04	4,979	4,884	4,603
Additional paid in capital	37,681,486	19,962,455	9,024,121
Deferred compensation	(34,384)	(34,384)	(45,211)
Accumulated deficit	(18,518,827)	(18,518,827)	(7,505,000)
Total stockholders’ equity	19,133,284	1,414,139	1,478,513
Total liabilities and stockholders’ equity	$23,483,750	$5,764,605	$3,363,473

See unaudited notes to consolidated condensed financial statements.

GigaBeam Corporation

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30	January 5, 2004 (inception) to September30
	2005	2004	2005	2004

Net Sales	$371,238	$—	$479,438	$—
Cost of Sales	566,474	—	727,338	—
Gross Margin	(195,236)	—	(247,900)	—

Operating expenses:
Research and development	1,200,562	1,046,935	3,944,963	2,699,571
General and administrative	797,739	399,337	2,759,739	924,158
Selling and marketing	673,507	209,714	1,863,402	463,507
Link operations	290,872	89,240	716,688	89,240
Total operating expenses	2,962,680	1,745,226	9,284,792	4,176,476
Operating loss	(3,157,916)	(1,745,226)	(9,532,692)	(4,176,476)

Other income (expense):
Interest income	1,834	—	8,084	—
Interest expense	(229,075)	(176,961)	(1,488,632)	(337,814)
Other expense, net	—	—	(587)	—
Total other income (expense), net	(227,241)	(176,961)	(1,481,135)	(337,814)

Net loss	$(3,385,157)	$(1,922,187)	$(11,013,827)	$(4,514,290)

Basic and diluted loss per share (note 6)	$(.68)	$(.71)	$(2.27)	$(1.67)

Basic and diluted weighted average shares outstanding (note 6)	4,973,156	2,717,257	4,860,948	2,710,382

See unaudited notes to condensed consolidated financial statements.

GigaBeam Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2005	January 5, 2004 (inception) to September 30, 2004

Cash flows from operating activities:
Net loss	$(11,013,827)	$(4,514,290)
Adjustments to reconcile net loss to net cash used for operating activities:
Increase in allowance for doubtful amounts	95,000	—
Amortization of debt discount and beneficial conversion factor	1,054,942	198,511
Non-cash acquisition of in-process research and development	—	200,000
Depreciation and amortization	169,120	4,041
Non-cash compensation expenses	98,227	67,716
Non-cash research and development expense	—	144,788
Changes in operating assets and liabilities:
Restricted cash	(160,405)	—
Accounts receivable	(216,175)	—
Inventory	(1,281,885)	—
Prepaid expenses and other current assets	(331,334)	(15,779)
Deposits	(3,685)	—
Deferred charges	—	(429,000)
Accounts payable	478,232	621,055
Accrued liabilities	84,228	1,063,437
Net cash used for operating activities	(11,027,562)	(2,659,521)

Cash flows used for investing activities:
Investing in notes receivable	(95,000)	—
Purchases of property and equipment	(779,336)	(43,109)
Acquisition of patents & intangibles	(106,005)	(13,940)
Net cash used for investing activities	(980,341)	(57,049)

Cash flows provided by financing activities:
Issuance of common stock, net of costs	577,159	—
Issuance of redeemable preferred stock; net of costs	6,923,914	—
Proceeds from notes payable, net	—	3,425,000
Repayment of notes payable	—	(50,000)
Repayments of capital lease	(155,730)	—
Issuance of convertible debt, net	2,432,437	—
Exercise of warrants	888,295	—
Deferred Offering Costs	—	(587,394)
Net cash provided by financing activities	10,666,075	2,787,606

GigaBeam Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2005	January 5, 2004 (inception) to September 30, 2004

Net increase (decrease) in cash and cash equivalents	$(1,341,828)	$71,036
Cash and cash equivalents at the beginning of the period	1,742,716	—
Cash and cash equivalents at the end of the period	$400,888	$71,036

Supplemental disclosures:
Interest Paid	$87,927	$—
Non-cash investing and financing transactions:
Common stock issued in connection with deferred charges	$—	$429,000
Issuance of warrants in connection with convertible debt and common stock	$1,194,761	$—
Issuance of warrants in connection with redeemable preferred and common stock	$61,101	$—
Issuance of warrants and options in connection with debt issue costs	$384,835	$—
Capital lease obligation incurred to finance the purchase of equipment	$524,832	$—

See unaudited notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Description of the Business:

GigaBeam Corporation (referred to as “the Company”, “us”, “our”, “we” or similar pronouns) designs, manufactures, markets, sells, leases and installs advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber ™.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability. The Company also believes that it was one of the first entrants into this new and emerging market with the commercial deployment of its first communications link in March 2005 and initial revenue recognition from sale of its WiFiber 2 GigE series links in the quarter ended June 30, 2005.

WiFiber is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both WiFi and WIMAX.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design, development and deployment of its initial WiFiber 2 series GigE product and initial sales and marketing. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5.5 million. In February 2005, the Company completed a private placement of $2.5 million principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2.1 million. During the first quarter of 2005, the Company received $888,295 from the exercise of common stock purchase warrants issued in connection with its IPO. In addition, between May and July 2005, the Company completed a private offering of its 10% Series A redeemable preferred stock and common stock purchase warrants for gross proceeds of $7,950,285 and an offshore private placement of its common stock and common stock purchase warrants for gross proceeds of $652,125, resulting in aggregate net proceeds to the Company from these financings of approximately $7,412,000, after its payment of aggregate placement agent fees of approximately $989,300 and other offering expenses. In October 2005, the Company received $267,145 from the exercise of additional common stock purchase warrants issued in connection with its IPO. In November 2005, the Company completed a private offering of its Series B convertible preferred stock and common stock purchase warrants for gross proceeds of $18,900,000 resulting in net proceeds of approximately $17,452,000, after payment of placement fees and other offering expenses of approximately $1,448,000.

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

Fair Value of Financial Instruments

The carrying values reflected in our condensed consolidated balance sheet for cash and equivalents, receivables, notes receivable and short and long-term debt approximate their fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

Accounts receivable are concentrated with certain customers in the telecommunications industry, which may subject the Company to concentration of credit risk. As of September 30, 2005, five customers accounted for 39%, 19%, 19%, 12% and 11% of the accounts receivable balance, respectively (there were no accounts receivable as of December 31, 2004, as the Company was at that date in development stage operations).

No other customer accounted for more than 10% of the accounts receivable balance as of September 30, 2005.

Nine Months ended September 30, 2005
Number of significant customers	2
Percentage of Net Sales	35%

Accounts Receivable

Accounts receivable transactions are recorded at net realizable value. This value includes an estimated allowance for uncollectible accounts to reflect any loss anticipated on the outstanding balances and is credited to allowance for doubtful accounts.

At September 30, 2005, we did not yet have a history or trend of write-offs, as we have only recognized revenues for a short period of months in 2005. We review customer’s economic status prior to sales relative to open receivable credit level exposure.

Inventories

Inventories are valued at lower of cost (first in, first out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders. Inventories consisted of:

	September 30, 2005		December 31, 2004
Raw material	$1,402,698		$674,973
Finished goods	$554,160		—
	$1,956,858	(1)	$674,973

(1)	Work in process at September 30 was insignificant.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and other current assets include the following:
	September 30, 2005	December 31, 2004
Prepaid Contract Expenses	$250,000	$250,000
Prepaid Insurance	$204,524	$10,865
Other Prepaid Expenses and Current Assets	171,106	32,825
	$625,630	$293,690

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred.

Accrued Liabilities

Accrued liabilities include the following:

		September 30, 2005	December 31, 2004
Estimated contract based costs	(1)	$400,000	$456,630	(1)
Accrued interest payable		84,970	—
Accrued payroll and benefits	(1)	365,749	216,605	(1)
Accrued warranty		16,500	—
Other		175	109,932	(1)
		$867,394	$783,167
 (1) Liability categories individually in excess of 5% of total liabilities on the Condensed Consolidated Balance Sheet.

Revenue Recognition

The Company commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, (“EITF 00-21”) “Multiple Delivery Revenue Arrangements.”

Shipping and handling fees billed to customers are classified on the Consolidated Statement of Operations as “Sales” and the associated costs are classified in “Cost of Sales”.

If the separate elements within a bundled sale are not considered separate units of accounting, the delivery of individual elements is considered not to have occurred if there are undelivered elements that are essential to the overall functionality of this bundled sale transaction.

In accordance with SAB 104 revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services or unless the terms of the sale specifically call for formal acceptance by the customer. Under this exception, revenues will be deferred until such services have been performed and/or acceptance is acknowledged. Unearned income on service contracts is amortized by the straight-line method over the term of the individual contract. Installation revenue is recognized when the related services are performed.

As revenues have occurred in 2005, the Company has established an accrual for warranty work associated with its link sales, recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents the best estimate of the cost to settle existing and future claims on products sold and currently in warranty as of the periodic balance sheet date. As of September 30, 2005, the Company has little or no historical trend of shipment levels related to return rates. As the number of product sales increase, we will begin to accumulate information on current and forecast return incidences and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrued to be payable could differ materially from what will actually transpire in the future.

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

Number of Shares
Notes convertible into common stock	312,500
Options to purchase common stock	1,441,370
Warrants to purchase common stock	3,115,252

Income Taxes

The Company accounts for its income taxes using the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset. As of September 30, 2005, deferred tax assets are covered 100% by valuation allowances.

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

	For the nine months ended September 30, 2005	For the Period January 5, 2004 (inception) to September 30, 2004
Net loss as reported	$(11,013,827)	$(4,514,290)

Less: Stock-based employee compensation determined under the intrinsic value method for all awards	10,827	8,910

Add: Stock-based employee compensation expense determined under fair value based method for all awards	(596,285)	(83,560)

Pro forma net loss	$(11,599,285)	$(4,588,940)

Pro forma net loss per share, basic and dilutive	$(2.39)	$(1.69)

Weighted average shares outstanding, basic and diluted	4,860,948	2,710,382

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Assumptions:
Expected volatility	85%
Risk free interest rate	4.14%
Dividend yield	0%
Expected life (range in years)	4	yrs.

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

Recent Accounting Pronouncements

In October 2004, the FASB ratified EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or contingent features) has been met. The effective date of EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the convertible instrument was outstanding. The Company’s convertible notes payable do not contain any market price trigger provisions which would cause the inclusion of underlying shares for diluted earnings per share purposes.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted or spoiled material. Paragraph 5 of Accounting Research Bulletin (“AB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current-period charges…” Statement 151 requires that those items be recognized as current-period charges regardless whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of Statement 151 will have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes ARB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

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

In December 2004, the FASB issued SFAS Statement No. 153, “Exchange of Nonmonetary Assets (“SFAS 153”).” SFAS 153 addresses the measurement of exchange of nonmonetary assets. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption of this standard to have a material impact on its results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements, " and changes in requirements of the accounting for a reporting of a change in accounting principle. SFAS 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on the financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” (“EITF No. 05-06”) which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Property and equipment:
Property and equipment consist of the following:	September 30, 2005	December 31, 2004
Equipment - Engineering and production	$946,913	$93,313
Office and computer equipment	158,974	41,450
Leasehold improvements	130,892	—
Engineering software development cost	114,386	3,888
Demo equipment and spares	34,500	—
Other	36,843	13,940
	1,422,508	152,591
Less accumulated depreciation	(174,989)	(10,770)
	$1,247,519	$141,821

Capital lease assets are included in property and equipment as follows:
	September 30, 2005	December 31, 2004
Machinery and office equipment	$524,832	$—
Accumulated amortization	(64,155)	—
	$460,677	$—

4. Convertible notes:

Convertible notes consist of the following:
	September 30, 2005	December 31, 2004
8% senior notes payable	$2,500,000	$—
Less discount	(931,805)	—
	$1,568,195	$—

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

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months and nine months ended September 30, 2005, the Company recorded amortization of $100,382and $262,956 respectively.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months and nine months ended September 30, 2005, the Company recorded amortization of $65,940 and $172,682, respectively.

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

5. Capital Leases:

In 2005, the Company entered into various capital leases for test equipment. As of September 30, 2005, the future minimum payments under the lease are as follows:

Year ended December 31,
2005	$90,035
2006	233,012
2007	23,357
2008	10,648
Total payment obligation	357,052
Less amount representing interest	(22,200)
Present value of net minimum obligation	334,852
Less current portion	(295,731)
Non current portion	$39,121

Payments under two of the leases are secured by letters of credit totaling $160,405 which expire in May 2006. The letters of credit are collateralized by restricted cash.

6. Subsequent Events:

On November 7, 2005, the Company issued 18,900 shares of its variable dividend rate series B convertible preferred stock and 1,302,191 common stock purchase warrants (per conversion formula) at $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to the Company of approximately $17,452,000 in a private placement of such securities to institutional investors. The proceeds from the issuance of the Class B preferred stock and warrants were allocated between the preferred shares and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $3,936,794. The value of the beneficial conversion feature will become an adjustment to net income (loss) to arrive at net income (loss) available to common shareholders while such preferred stock is outstanding.

Based upon the requirements as set out in the Certificate of Designation of Series A Redeemable Preferred Stock, on November 8, 2005 the Company's board of directors authorized and approved the payment of a semi-annual dividend related to the Company's outstanding 10% Redeemable Preferred Stock shares, to be paid on November 15, 2005 to Series A preferred shareholders of record as of November 1, 2005. The dividend is to be paid in shares of the Company's common stock, based upon a formula as set out in the underlying documents executed at the date(s) of issuance of the Series A Redeemable Preferred Stock.

The calculated value of the stock dividend, based on days outstanding of the issued shares prior to the dividend date, is $305,703 and is payable through this issuance of 42,367 shares of the Company's stock, based on the formula provided. The stock dividend will be paid out of additional paid in capital available as of the dividend payment date.

In addition, the Company received $267,145 in net proceeds subsequent to September 30, 2005 (as of November 1, 2005) from the exercise of 52,900 warrants issued to investors in connection with our IPO. Per share amounts in the accompanying financial statements have been adjusted for the issuance of the common shares for both the warrant conversion and the series A redeemable preferred stock dividend.

The following is a pro forma balance sheet presenting the effect of the issuance of the preferred shares, common shares and common stock warrants as if the securities had been issued as of September 30, 2005.

	September 30, 2005	Preferred and Common Shares Issued Subsequent to September 30, 2005	Pro Forma September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$400,888	$17,719,145	$18,120,033
Restricted cash	160,405	—	160,405
Accounts receivable, net	216,175		216,175
Inventories	1,956,858		1,956,858
Prepaid expenses and other current assets	625,630		625,630
Total current assets	3,359,956	17,719,145	21,079,101

Property and equipment, net	1,247,519		1,247,519
Debt issuance costs, net	542,672		542,672
Deferred charges	429,000		429,000
Other assets	185,458		185,458
Total assets	$5,764,605	$17,719,145	$23,483,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,580,025	$—	$1,580,025
Accrued liabilities	867,394	—	867,394
Current portion of capital lease obligation	295,731	—	295,731
Total current liabilities	2,743,150	—	2,743,150
Capital lease obligation, non-current	39,121	—	39,121
Convertible note payable, net of discount	1,568,195	—	1,568,195
Total liabilities	4,350,466	—	4,350,466

Stockholders’ equity:
Series A redeemable Preferred Stock, $.001 par value, authorized 20,000 shares; issued and outstanding 5,768 shares at 9/30/05	11	—	11
Series B Convertible Preferred Stock, $.001 par value, authorized 20,000 shares; issued and outstanding, 18,900 shares at 09/30/05		19	19
Common stock, $.001 par value, authorized 40,000,000 shares; issued and outstanding 4,979,107 shares at 9/30/05 as compared to 4,883,840 shares at 9/30/05, on a historical basis	4,884	95	4,979
Additional paid in capital	19,962,455	17,719,031	37,681,486
Deferred compensation	(34,384)	—	(34,384)
Accumulated deficit	(18,518,827)	—	(18,518,827)
Total stockholders’ equity	1,414,139	17,719,145	19,133,284
Total liabilities and stockholders’ equity	$5,764,605	$17,719,145	$23,483,750

7. Related Party Transactions

As described in Note 1, the Company completed a private offering of its 10% series A preferred stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. Of the total $8.6 million gross proceeds of the financings, approximately $312,000, or 4% of the total monies raised were from related parties, specifically officers and directors of the Company. The terms of investment for the related parties were the same as those offered to non-related investors in these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company. The MD&A is provided as a supplement to and should be read in conjunction with and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and related notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and related notes thereto and related MD&A included in our Form 10-KSB for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-QSB.

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

Since our inception in January 2004, our focus has been primarily on the design, development and initial production and installation of our initial product lines, developed both internally and through our strategic partnering activities as well as obtaining financing to fund such efforts. Our primary funding mechanisms have been equity and debt placements, including the following significant issuances:

•	A $2.5 million private placement of convertible debt in several tranches, with a principal institutional stockholder, completed prior to our IPO.

•	A $1 million bridge loan in the third quarter of 2004, repaid in entirety with proceeds from our IPO in October 2004

•	Approximately $5.5 million in net proceeds from our IPO.

•
An 8% senior convertible note private placement issue, with warrants, in the first quarter of 2005 for $2.5 million, from which the Company received approximately $2.1 million in aggregate net proceeds.

•
An aggregate of $888,295 from the exercise of 175,900 of our IPO warrants during the quarter ended March 31, 2005 and an additional $267,145 from exercise of 52,900 of our IPO warrants in October 2005.

•
A private offering of our 10% series A redeemable preferred stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. From the $8.6 million gross proceeds of these financings, the Company received approximately $7.4 million, net of banking and legal fees.

•
A private offering of our series B convertible preferred stock with dividend rates increasing from 8% to 14% by the fifth year and warrants placed in November 2005 for $18.9 million, from which the Company received approximately $17.5 million in net proceeds.

None of our products were commercially deployed until March 2005 when we installed our first WiFiber 2 series GigE link. We recognized our first revenues in the second quarter of 2005 from the shipment of our WiFiber 2 series GigE links. Accordingly, since commercial deployment of our first product commenced only recently and we have not yet generated any meaningful revenues, we currently continue to be dependent on debt and/or equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we would not have sufficient capital to fully implement our current plan of operations and meet our anticipated working capital needs with respect thereto through the end of 2005. We expect our operating expenses to increase in the future, particularly in the research and development areas, as we work to complete the cost reduction schedule of our initial WiFiber 2 series GigE and next generation WiFiber G series GigE products and realize commercial deployment of our next generation of wireless radio products.  Although the proceeds of our $18,900,000 November, 2005 financing have significantly improved our current cash position and provides adequate liquidity through the end of 2005, it is possible that we may need additional working capital in the next twelve months. If additional working capital is required in the twelve month period, management feels that a combination of funds generated from the sale of its products, from accounts receivable financings and the exercise of outstanding stock warrants, as well as continued access to public and private debt and equity markets should be sufficient to meet our operating working capital needs over the next twelve months. If we are unable to obtain additional capital or at prohibitive costs or terms, we will need to change our business strategy, which could include a reduction or scale back of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

Engineering and product development

In order to effectively compete in our markets, we are and expect to continue investing significant resources to quickly introduce and commercially deploy our initial products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We have in the past devoted the substantial majority of our resources to completing the development of our first product, our WiFiber 2 series GigE, which we commenced commercial deployment in March 2005. Additionally, in 2005, we have been heavily involved in development of our WiFiber G series GigE product, which we expect to begin deploying in the fourth quarter of 2005. We are also currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to deploy in the first half of 2006.

We incurred expenses of $8,348,463 in connection with our research, engineering and product development activities from inception (January 5, 2004) through September 30, 2005 including $3,944,963 in the nine months ended September 30, 2005 and estimate that we will incur significant expenses in connection with such activities during the remainder of 2005. Engineering and development expenditures include engineering fees paid or to be paid to our suppliers as we further transition to commercial production. Expenses also include salaries and benefits for our engineering and production staff, as well, as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

During the first nine months of 2005, we invested $779,336 in laboratory and production equipment and estimate that we will spend approximately an additional $350,000 for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us in the final assembly of our products and other related assets as we bring our WiFiber G Series GigE product line into commercial production status in 2005.

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

We spent $1,281,885 on manufacturing inventory and materials during the first nine months of 2005. We estimate that we will spend a significant amount on manufacturing activities during the remainder of 2005 as we commence outsourcing manufacturing assembly and test activities for commercial production and plan to hire employees in support of these activities.

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

Link Operations

Our link operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could become a substantial source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners.

Revenues, gross margins and income from operations

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$371,238	$—	$479,438	$—
Gross Margin	(195,236)	—	(247,900)	—
Loss from Operations	$(3,157,916)	$(1,745,226)	$(9,532,692)	$(4,176,476)
As a % of revenue	(1)	(1)	(1)	(1)

(1)
Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, the Company was considered to be in a start up status. Due to the relatively short period of revenue recognition in the comparative periods covered in this report, gross margin percentages and operating results as a percentage of revenues are not considered relevant.

As noted above, initial revenues from operations did not commence until the latter part of the quarter ended June 30, 2005. Thus comparisons of the quarter and nine months period ended September 30, 2005 to those in the prior year are inconclusive and not meaningful.

Interest expense. Interest expense increased from a total of $176,961 for the quarter ended September 30, 2004 to $229,075 for the quarter ended September 30, 2005. In 2005, the interest expense consisted primarily of interest accruing related to the $2,500,000 convertible debt issued in the first quarter of 2005, and interest expense related to capitalized leases for test and production equipment, while the interest in the 2004 period was primarily related to $2,500,000 notes outstanding with a significant stockholder during that period.

Interest expense for the nine months ended September 30, 2005 was $1,488,632, compared to $337,814 for the nine months ended September 30, 2004. For the 2005 period, the total included $888,261 related to a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005 as well as interest accruing on the 8% convertible debt and interest related to capitalized leases for equipment. For the 2004 period, interest expense was primarily related to a $2,500,000 note outstanding with a significant stockholder during that period.

Link operations. For the quarter ended September 30, 2005, link operations expenses totaled $290,872 compared to $89,240 for the quarter ended September 30, 2004. The link operations group provides testing, installation and after sales maintenance support for the Company’s products. The expense in the quarter and nine months ended September 30, 2005 is composed of salaries and benefits of employees and travel expenses related to their trips supporting the Company’s products. The increase in expense level over the comparable period in 2004 is due to increased personnel in 2005 and installation support activities, for which there were none in 2004.

Link operations expenses for the nine months ended September 30, 2005 were $716,688, compared to $89,240 for the comparative period in 2004. The link operations group was formed in the third quarter, 2004 to support product testing, product field installation and maintenance and installation and maintenance of the company’s IT infrastructure. In the nine months ended September 30, 2004, expenses were primarily the salaries and benefits of the Vice-President of Link Operations and expenses to set up IT infrastructure in the Virginia headquarters. In the comparative 2005 period, the expenses of this group are primarily salaries and benefits of the staff that supports installed customer and test links nationwide, as well as expensed supplies for their daily operations.

Selling and marketing. Selling and marketing expenses increased from a total of $209,714 for the quarter ended September 30, 2004 to $673,507 for the quarter ended September 30, 2005. During the 2004 period, the focus of the Company was on design and development of initial test products and selling and marketing expenses were primarily for market research consultants, travel expenses, and salaries for a sales executive and technical marketing support person. During the quarter ended September 30, 2005, sales and marketing expenses include the salaries and benefits for the domestic and international sales force which have been hired since September 2004, and the utilization of an outside public relations firm to increase awareness of the Company and its developing product lines in key markets.

Selling and marketing expenses for the nine months ended September 30, 2005 were $1,863,402 an increase of $1,399,895 over the level for the nine months ended September 30, 2004. The sales and marketing operations in the Company have escalated substantially in 2005 in anticipation of our ability to produce and sell commercial quantities of our WiFiber 2 series GigE and our WiFiber G series GigE products currently under development. Travel costs have increased in proportion to the ramp up of the sales group personnel in 2005.

Research, development and engineering. Research, development and engineering expenses totaled $1,200,562 for the quarter ended September 30, 2005, compared to $1,046,935 for the quarter ended September 30, 2004. The increase between the comparable periods is primarily for increased outside engineering product development expense, and increased personnel levels and benefits for the engineering group by the third quarter of 2005.

Our research, development and engineering expenses increased from $2,699,571 in the first nine months of 2004 to $3,944,963 in the comparable period of 2005. The increased expense level is due primarily to increased spending for outside engineering development projects for both our WiFiber 2 series GigE and our next WiFiber G series GigE product line, increased depreciation related to testing and production equipment purchased in 2005, increased equipment rental costs, and increases in salaries and benefits related to increases in the internal engineering group since the period ended September 30, 2004.

General and administrative. Our general and administrative expense for the quarter ended September 30, 2005 increased to $797,739 from $399,337 in the third quarter of 2004. The overall activities of the Company increased significantly in the past year, including general legal expenses, personnel recruiting expenses, increased office space rent and operating expenses, expenses related to operating as a publicly traded stock company such as audit and accounting expenses and carrying Directors’ and Officers’ insurance coverage, as well as the expense to operate three office locations by the end of the second quarter of 2005. Few, if any, of the expenses in these specific areas were incurred in the third quarter of 2004.

For the nine months ended September 30, 2005, general and administrative expenses were $2,759,739, an increase of $1,835,581 over the $924,158 incurred in the first nine months of 2004. Increased legal and professional fees, higher insurance premiums due to increased coverage, and the increased overall activity level of the Company and the expenses of operating as a publicly traded company are the primary areas of increased general and administrative expenses in 2005 compared to the previous year’s period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net cash used by operating activities	$(11,027,562)	$(2,659,521)
Net cash used in investing activities	(980,341)	(57,049)
Net cash provided by finance activities	10,666,075	2,787,606
Net Increase (decrease) in cash and cash equivalents	$(1,341,828)	$71,036

Cash and cash equivalents. Our cash and cash equivalents decreased $1,341,828 at the end of the nine months ended September 30, 2005, primarily due to cash used in operations of $11,027,562. The initial revenues for the Company were not achieved until June 2005 and totaled, $479,438 for the nine months ending September 20, 2005. The operating loss for the Company during the period was $9,532,692, in large part due to the continuing high level of expenditures for product engineering and development, expenses related to raising equity and debt capital, and higher levels of management level employees added in the nine month period. Additionally, the Company invested approximately $779,336 (net of amounts due under capital leases) for equipment and other capitalized assets purchased in the nine months ended September 30, 2005, principally related to the development testing of its WiFiber 2 series GigE and WiFiber G series GigE product lines. These uses of cash were offset in part by net proceeds of debt and equity offerings closed in the nine months of $9,933,510 and by the exercise of common stock warrants totaling $888,295.

Management currently believes that existing cash balances in light of the November preferred stock transaction, will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt servicing and other operating requirements for the remainder of 2005. Additionally, management feels that cash balances, funds that will be generated from the sale of its products and continued access to public and private equity and debt markets will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt services and other operating requirements for the next 12 months.

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

Net cash used in operating activities. Our net cash used in operating activities was $11,027,562 for the nine months ended September 30, 2005, compared to a net use of cash of $2,659,521 in the first nine months of 2004. The Company was primarily in a formative stage in the first nine months, and indeed, in the entire year of 2004, dating from its inception as of January 5, 2004. The significant use of cash in the nine months ended September 30, 2005 is related to first, the significant expense related to product development costs for the WiFiber 2 series GigE and the WiFiber G series GigE product lines over the period. We expect the product development costs to continue at high levels for at least the next two to three quarters, as we continue to meet our goals of continued efficiency and price reduction in order to remain competitive in our primary markets. Second, we required $1,281,885 to acquire material inventories in order to continue commercial production of our WiFiber 2 series GigE product lines. Third, the general and administrative overhead of the Company increased to $2,759,739 during the first nine months of 2005, related to expansion of employee levels, opening of two additional offices, and general costs of maintaining a publicly traded entity following our IPO in October 2004.

During the first nine months of 2004, the largest element of operating expense was the research and development cost related to initial product lines, which totaled $2,699,571 for that period.

Net cash used in investing activities. Our net cash used in investing activities was $980,341 for the nine months ended September 30, 2005, compared to $57,049 used in the first nine months of 2004. The Company invested $779,336 for the purchase of testing and production equipment and other capitalized assets (net of amounts due under related capital leases) in 2005 in order to continue development of its current and future product lines and to obtain the ability to increase manufacture of our commercially available products by the end of the third quarter of 2005. In the comparative period in 2004, we purchased $43,109 in testing equipment.

Net cash provided by financing activities. Our net cash provided by financing activities in the first nine months of 2005 was $10,666,075, which included net proceeds from the issue of 8% convertible notes of $2,432,437, net proceeds from convertible preferred stock and common stock issue of approximately $7,412,000, and the exercise of common stock warrants of $888,295. In the nine months ended September 30, 2004, net cash provided from financings totaled $2,787,606, primarily, as a result of placing a debt facility with an existing stockholder in the first quarter of 2004.

Capital structure and resources. Our capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to fully implement our business plan, including the continued commercialization, deployment and cost reduction of our WiFiber 2 series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series GigE to be deployed in the fourth quarter of 2005 and our WiFiber G series OC-48 products, which is expected to be deployed in the first half of 2006, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2006. To date, we have been dependent primarily on the net proceeds of our IPO and private placements of our debt and equity securities to fund our capital requirements.

As of September 30, 2005, we had a total of $400,888 in available cash for our operating requirements. Subsequent to September 30, we completed and closed in November on the Series B convertible preferred stock and warrants offering for which we raised approximately an additional $17,452,000 net of related fees. We also received $267,145 from the exercise of 52,900 of our IPO warrants in October 2005. Without additional financing and/or significant additional revenues we do not have sufficient working capital to fully implement our current plan of operations and meet our anticipated working capital needs with respect thereto through the end of 2006. The Company anticipates funding our cash requirements over the next twelve months through use of funds raised in our November equity financing, through the sale and installation of our WiFiber2 series GigE and and WiFiber G series GigE product lines, future exercises of common stock warrants outstanding, and if necessary, through continued access to public and private debt and equity markets. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2005, the Company sold 22,500 shares of its common stock at $7.00 per share and 22,500 common stock warrants at $.05 per warrant as part of an offshore private placement, for net proceeds to the Company of approximately $115,940, after payment of placement fees and other offering costs totaling approximately $42,685. The proceeds will be used for further development of our product lines, capital asset acquisitions and general operations.

The common stock and warrants were issued by the Company in reliance upon the exemption from registration provided under Regulation S of the Securities Act. defined as the Securities Act of 1933, the "Securities Act."

During July 2005, the Company issued an additional 5,509 shares of its 10% series A redeemable preferred stock at $700 per share and 550,900 common stock purchase warrants at $.05 per warrant for gross proceeds of $3,883,845 before payment of placement fees of approximately $446,642 and other offering costs of approximately $48,350 netting $3,388,853 to the Company in connection with the final closings in July of a private placement of such securities commenced by the Company in May 2005. The common stock, warrants and preferred stock were issued by the Company in reliance upon the exemptions from registration provided under Section 4 (2) of the Securities Act and Regulation D promulgated thereunder.

During the quarter ended September 30, 2005, the Board of Directors approved additional grants of common stock options under the Company's 2004 Stock Option Plan, as amended, totaling 88,000 at exercise prices ranging from $6.55 to $6.80. The options granted included 65,000 granted to John Krzywicki, the Company's Vice President of Marketing, Strategy and Business Development. The options were granted by the Company pursuant to the exemptions from registration provided in Section 2 (a) (3) of 4(2) of the Securities Act.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

4.1	Form of Private Warrant Certificate for warrants issued to investors in May - July 2005 private placements of preferred stock and warrants (1).

4.2	Form of Private Warrant Certificate for warrants issued to investors in offshore placement of common stock and warrants in June and July 2005. (1)

4.3	Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust company and the Company (2).

4.4	Amendment dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company (2).

10.1	Form of Subscription/Registration rights Agreement between the Company and investors in the Company’s May - July private placements preferred stock and warrants of the Company (1).

10.2*	Agreement dated September 29, 2005 between the Company and AIXTEK, Inc. for the purchase and sale of communication links

10.3	Offer Letter by and between the Company and John Krzywicki dated July 8, 2005 (2).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)  Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated May 6, 2005 and filed with the SEC on May 12, 2005.

(2)   Incorporated by reference to the applicable exhibit filed with the Company’s Registration Statement on Form SB-2 (SEC File No. 333-124622).

*  Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the SEC

Signatures

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: November 14, 2005	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Louis S. Slaughter, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Leighton J. Stephenson, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Louis S. Slaughter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Leighton J. Stephenson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.