Form 10KSB
period 2005-12-31
GIGABEAM CORP
filed 2006-04-03
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50985

GIGABEAM CORPORATION
(Name of small business issuer in its charter)

DELAWARE	20-0607757
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
470 Springpark Place, Suite 900
Herndon, Virginia	20170
(Address of Principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (571)-283-6200

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class
Common Stock, par value $.001 per share
Redeemable Warrants issued with Initial Public Offering
Redeemable Class B Warrants

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $1,196,512.

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at March 27, 2006 was approximately $28,280,452. Amount was computed using the last sale price as of March 27, 2006 of the common stock a quoted on the Nasdaq Capital Market, which was $10.70. Shares of common stock held by executive officers, directors and each person who beneficially owns 10% or more of the common stock have been excluded from the calculation. (1)

At March 13, 2006 5,116,606 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

(1) This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% or more stockholder is an affiliate of the registrant.

Transitional Small Business Disclosure Format Yes ☐ No ☒

GigaBeam Corporation

2005 FORM 10-KSB ANNUAL REPORT

GigaBeam Corporation

PART I

Statements made in the report on Form 10-KSB relating to the future, including those related to (1) our strategy, competitive forces, strategic partnership alliances, and opportunities; (2) competitive advantages over existing wireless communications solutions providers; (3) the contemplated activity of regulatory bodies; (4) expectations regarding our future financial performance, such as our expectations of continued net losses; of increased sales and/or operating expense levels; that our revenues will continue to be concentrated among a few customers; that our gross margins will continue to fluctuate; of continuing significant levels of research and development expenses; and regarding accounting pronouncements; (5) the continued access to public and private capital markets; and (6) the adequacy of our facilities, are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” or “believe” and similar language identifies forward-looking statements. Because those forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Risk Factors” set forth in Item 1 “Description of Business”. We assume no obligation to update any forward-looking statement.

Item 1. Description of Business

General

We were incorporated in Delaware on January 5, 2004 as GigaBeam Corporation, we became a full reporting company under Section 12 of the Securities Exchange Act of 1934, as amended, on October 13, 2004. Our common stock is quoted on the Nasdaq Capital Market under the symbol “GGBM”. The warrants we issued in connection with our October 2004 initial public offering referred to as the IPO warrants are quoted on the Nasdaq Capital Market under the symbol “GGBMW”. We have another class of publicly traded warrants, our Class B warrants, which are quoted on the Nasdaq Capital Market under the symbol “GGBMZ” and are referred to as the Z warrants.

Our primary business is to design, develop, sell, lease, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second under the trade name “WiFiber™”. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amount of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs allows for wireless communications at previously unattainable fiber-equivalent speed and reliability. We also believe that we were one of the first entrants into this new and emerging market at speeds of one gigabit per second equivalent to 1,000 DSL lines or 647 T-1 lines with the commercial deployment of our first communications link in March 2005. We recognized our first revenues in the second quarter of 2005.

  The GigaBeam wireless communications solution is a point-to-point, line of sight, wireless high-speed communications link established between two GigaBeam transceiver units, which are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. Our transceiver units are designed to provide wireless link transmission of data at speeds of one gigabit per second, equivalent to the transmission speeds obtained with fiber and to transmit that data 99.999% of the time, or with less than 5 minutes of unavailability or downtime per year (typically referred to as “five 9s availability”) in all weather conditions at distances of up to one mile. Our target customers are telecom operators, carriers and network operators, communications and IT service providers, Fortune 500 companies, government and military entities and other enterprises seeking cost-effective millimeter-wave wireless solutions.

For an overview of the development of our business, key trends and uncertainties affecting our results, and strategic uses of cash and equivalents, see Item 6 “Management’s Discussion and Analysis or Plan of Operations - Overview”.

Industry background

Telecommunications carriers and network providers, service providers, businesses, universities and government and military entities are increasingly seeking cost-effective methods to:

•	bring fiber-speed communications services to buildings and desktops;

•	provide network alternatives or redundancy for their existing communications systems;

•	connect multiple buildings, in a campus setting, using a dedicated network;

•
increase the capacity of their existing communications systems to enhance the quality of their transmissions, including such services as voice-over IP (or VoIP), the new voice technology that deploys voice and video over IP data packets allowing users to bypass the expensive legacy telephone network infrastructure; and

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

The “last mile” gap

According to Cisco Systems Inc.’s May 16, 2003 ex parte filing with the Federal Communications Commission (“FCC”) in support of the commercial use of the 71-76 GHz and 81-86 GHz spectrum bands, only 5% of the 750,000 commercial enterprises (defined as those having more than 20 employees) in the United States had fiber connections reaching them. The Cisco Systems’ filing also claimed that 75% of these enterprises were located within one mile of a fiber backbone connection. The installation of fiber over this last mile, especially in the metropolitan areas where most of these enterprises are located, is, in most cases, cost-prohibitive and difficult. In addition, existing connections from these enterprises to the fiber optic backbone are often inadequate to meet growing demand for high-capacity data services.

The resultant communications barrier is often referred to as the “last mile” gap. Carriers typically have to overcome cost, time, technological and other barriers when trying to bridge this last mile gap, and, as the demand for data intensive applications at gigabit speeds increases, the search for a cost-effective solution to the last mile problem intensifies.

Pre-GigaBeam communications alternatives

To date, the alternatives that have been used to bridge the last mile gap or otherwise provide broadband connectivity are based on copper, fiber, fixed microwave and lower millimeter wave wireless and other fixed wireless technologies including free space optics (laser based technologies).

Copper technologies. Copper wiring is the most prevalent and entrenched of the connectivity technologies currently being utilized. Copper solutions include T-1 lines, DSL, cable modems and telephone lines. These alternatives, while the most common of the solutions available, and the ones generally favored by the established telecommunications service providers, like the incumbent local exchange carriers, generally provide slower data transmission rates. Many in the industry believe that copper alternatives will eventually become less desirable as the demand for data intensive applications at gigabit-per-second speeds increases.

Fiber optic cable. Fiber optic cable offers significantly greater bandwidth than copper, but this alternative is accompanied by substantial and, for most users, prohibitive up-front costs, as well as substantial time delays associated with the digging of trenches and the laying of terrestrial fiber cable. In addition, businesses relying on the fiber connections of incumbent local exchange carriers can be charged as much as $10,000 per month or more by these carriers for gigabit-per-second communications links across just a few city blocks. Thus, while it would be the best solution from a purely result-oriented view, since it carries the largest capacity of bandwidth to the end-user, the attendant costs of fiber optic cable make it a non-option for most businesses - as is demonstrated by the Cisco Systems’ FCC filing that only approximately 5% of U.S. enterprises with greater than 20 employees were connected to the fiber backbone via fiber.

Fixed wireless technologies. Fixed wireless alternatives encompass both the optical technologies and the radio frequency technologies, most of which are point-to-point based or multi-point based. The bandwidth capacities of the fixed wireless alternatives depend on the type of technology used and the amount of radio frequency spectrum in which these technologies operate. Generally the higher the spectrum, the larger the bandwidth. All of the fixed wireless alternatives are affected to some degree by atmospheric or weather related conditions, such as fog, snow or rain.

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

Lower frequency band technologies. Radio frequency technologies like local multi-point distribution services (LMDS), wireless fidelity (Wi-Fi), multi-point microwave distribution systems (MMDS) and cellular wireless, generally operate in the lower frequency bands. These lower frequency bands include the 38.6 GHz through 40 GHz bands, the 28 GHz and 31 GHz bands (LMDS), the 24 GHz band, the 2.5 GHz and 2.7 GHz bands (MMDS), the 2.4 GHz and 5 GHz bands (Wi-Fi, or 802.11a, b or g technologies), and the bands around 1.0 GHz (cellular wireless). These technologies are constrained in their respective transmission speed due to the limited amount of frequency spectrum available, which typically, for standard non-complex radios, permit transmission speeds of only 155 megabits per second, or 15% of the 1.25 gigabit per second speed of our first product, the GigaBeam GigE. Accordingly, these smaller bandwidth technologies, like their copper counterparts, are unable to satisfy demands for gigabit speed data transmission. In addition, while less susceptible to problems associated with rain fade than the other millimeter wave bands, radio frequency technologies operating in the licensed microwave and lower millimeter wave bands have often been viewed as cumbersome because of the geographic-based licensing methodology used by the FCC in these bands. This licensing methodology has often resulted in limited deployment or deployment time delays and led to monopolistic holds on certain bands of spectrum by large communications companies.

  60 GHz band technologies. The 60 GHz spectrum is license free, requiring no approval from the FCC for deployments within its wave band and thus no protection against interference, accidental or intentional. The license-free nature of this wave band significantly increases the potential for interference, especially in densely populated metropolitan areas. That threat of interference may pose a problem for enterprises and other users who do not wish to risk large capital investments in ancillary hardware. Despite this, recently, there have been several introductions of fixed wireless technologies that utilize the 60 GHz radio frequency band. These alternatives have higher speed capabilities than the Wi-Fi, microwave and lower millimeter wave technologies. However, communications links based upon 60 GHz technologies are weakened by interactions with the oxygen molecule and cannot achieve distances with effective communications beyond one kilometer. In addition, the FCC has limited the amount of power that can be utilized by their transmitters and antennae to such a low level, approximately 1/20,000 of that permitted in the 71-76 GHz and 81-86 GHz frequencies, that these technologies are incapable of satisfactory performance for distances greater than 1/2 mile through rain. They are ideal, however, for supporting local area, or intra-building as opposed to inter-building, Wi-Fi solutions when multi gigabit speeds are required.

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

Our emerging opportunity

During recent years, there have been advances in radio and semiconductor technologies that are now allowing for the economic design and production of wireless communication products operating in the 71-76 GHz and 81-86 GHz portions of the radio spectrum. In these frequencies, the amount of spectrum available and the spectrum’s characteristics allow for the delivery of fiber-quality transmission rates and reliability without the problems so often encountered by previous wireless technologies.

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

The GigaBeam last mile communications solution or “virtual fiber” link

The GigaBeam wireless communications solution is a high-speed, point-to-point and line-of-sight wireless communications link established between two GigaBeam transceiver units. Our “virtual fiber” links are used to bridge networks from one location to another or carry data traffic from remote locations to a service provider’s core network.

Each of our communications links can be established between two buildings or locations by installing a GigaBeam transceiver unit on the rooftop or at one of the windows of each building. These two transceiver units are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. The GigaBeam transceiver unit on each building is also connected via cables and switches to a communications network within its building, such as a local area network used by one of the building’s enterprises or a city, nation or global wide area network with a fiber optic backbone connection in the building. As a result, once a GigaBeam link is established between the two buildings, the internal networks in each building are connected by fiber, wire or wirelessly and communications traffic can be carried from one network to the other. By running a network cable directly between two “back-to-back” transceiver units, each of which is then wirelessly linked to a transceiver unit on another building, an operator can also connect more than two locations to form a more extensive network or “virtual fiber” loop.

The GigaBeam wireless communications solution is able to address the “last mile” needs of its customers in a variety of circumstances, including the following:

• alternative or redundant access - by adding our GigaBeam “virtual fiber” links between two or more networks already connected via traditional fiber links, the GigaBeam solution provides customers with an economical and resilient means of obtaining fiber optic backbone access diversity and disaster recovery.

• local area network campus - our GigaBeam “virtual fiber” links will provide customers with a flexible, fast and safe way to establish campus connectivity and fiber optic backbone access.

• wireless backhaul - our GigaBeam “virtual fiber” links will provide customers with a high speed, low cost and scaleable means of increasing data and voice traffic to and from hard-to-reach cell towers or where the deployment of terrestrial fiber is not economical.

• remote storage access - our GigaBeam “virtual fiber” links will provide customers with a secure, protocol independent and low latency (that is, with low delay) means of accessing data from a remote data storage location.

Our GigE WiFiber II unit was commercially released and our first installation of a GigE WiFiber II link was completed on March 2005 and is designed to operate at fiber-equivalent speeds of approximately 1.25 gigabits-per-second. Our GigE WiFiber G unit, a smaller more efficient unit also designed to operate at approximately 1.25 gigabits-per-second speed, was released commercially in December, 2005. Our OC-48 unit is scheduled for commercial deployment in the first half of 2006 and is being designed to operate at 2.5 gigabits-per-second. Our 10 GigE unit and OC-192 unit are scheduled for completion at the end of 2006 and general commercial release and deployment during the first half of 2007 and are being designed to operate at even higher speeds (10 and 9.953 gigabits per second) - all of which are speeds that traditional copper alternatives, such as T1 lines and DSL, can only match through bundling. For example, to effectively compete with the GigE’s speed, over 600 T1 lines or 1,000 DSL, connections would need to be bundled. In addition, our communications links are designed to transmit data at ranges of up to a mile with five 9s availability in all types of weather. As a result, our WiFiber™ “virtual fiber” links will compete with fiber on the basis of cost and time to deployment and with alternatives to fiber on the basis of cost, speed and reliability within metro areas.

Our markets

FCC adopted service rules authorizing the commercial use of the 70 GHz, 80 GHz and 90 GHz portions of the radio spectrum in October 2003. The efforts of our founders, Louis S. Slaughter and Douglas G. Lockie, were a significant force behind this FCC authorization. Messrs. Slaughter and Lockie are respected experts in the millimeter wave industry and Mr. Lockie serves as chair of the “Above 60 GHz Committee of the Wireless Communications Association.” Their efforts, including the rule-making petition initiated by Mr. Slaughter, were integral to the FCC’s decision to adopt a non-exclusive, point-to-point nationwide licensing plan for this spectrum as opposed to the monopolistic auction-based geographic licensing approach followed in the past. Under this plan, an unlimited number of applicants, including communications hardware providers (such as us), telecommunication service providers (such as AT&T, Sprint and Verizon) and wireless communications users (such as large enterprises, government and military entities), can obtain, on a relatively inexpensive basis, a license to operate in this spectrum in any and all geographic areas, and upon completion of a relatively simple path or link registration and coordination process, deploy wireless communications services between the two-end points of each of their registered links.

Based on Cisco Systems’ May 16, 2003 ex parte filing with the FCC, approximately 562,500 commercial enterprises (businesses with more than 20 employees) in the U.S. are located within one mile of a fiber-optic backbone. These businesses represent potential demand for fiber-like communications for “last mile” access using millimeter wave wireless solutions. We believe that the addressable demand is even greater when considering other markets, such as government, enterprise campuses, network access diversity and international.

Given the large blocks of spectrum within the 70 GHz and 80 GHz radio frequency bands to carry fiber-quality wireless transmissions over meaningful distances, and the non-exclusive licensing approach adopted by the FCC with respect to this portion of the spectrum, we believe that demand for wireless products operating in these frequencies, such as our products, which are needed to create the infrastructure to utilize this spectrum, will be significant and broad based.

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

 Our strategy

We seek to become a leading provider of cost-efficient, fiber-equivalent-speed wireless communications solutions that exploit the now commercially usable frequencies within the 70 GHz and 80 GHz bands to bridge the last mile gap and otherwise provide quickly deployable broadband connectivity. Key elements of our strategy to achieve our objective include:

      • Leveraging our management’s expertise in millimeter wave technology to be among the first to market.
We believe that our founders’ expertise and pioneering efforts in the millimeter wave communications industry were instrumental in enabling us to install the world’s first commercial 71 GHz-76 GHz/ 81GHz-86 GHz gigabit-speed wireless communications link and will allow us to be among the first to enter the commercial market with fiber-speed wireless communications solutions on a broad scale. Our management team possesses significant experience in designing millimeter wave technologies, maintains important relationships within the communications industry and has launched or managed numerous companies offering communications technology and other technology based products and services. Our founders were instrumental in opening up the 71-76 GHz, 81-86 GHz and 92-95 GHz bands to commercial use and are experts in the areas of both the regulations governing use of these frequencies and the technological aspects of designing and operating solutions within these spectrum blocks. Their early recognition of the commercial potential of this portion of the spectrum and their relationships within the communications industry enabled them to quickly identify the providers of leading edge components, secure strategic alliances with these providers and immediately commence the design and construction of initial product prototypes.

      • Capitalizing on the quality of our strategic alliance partners’ technologies and our managements’ expertise to outperform prospective competitive links.
We have strategic alliance relationships with partners that we believe possess “best of breed” technologies and components necessary to building industry leading fiber-speed wireless solutions. Under the terms of these alliances, we have the exclusive right to utilize these technologies and related intellectual property for products operating in the 71-76 GHz and 81-86 GHz bands. We believe that both the radio frequency (RF) modules already being made exclusively available to us and the antenna modules currently being designed for us by our alliance partners are superior to available alternatives. We believe the expertise and the proprietary knowledge of our management team have enabled us to design superior products using these modules. Accordingly, we believe that products designed by other companies using other currently available technologies to provide fiber-speed wireless solutions will not be able to duplicate the performance of our products.

      • Educating the market as to the attributes of our products that overcome problems encountered by users of prior wireless technologies.
An integral component of our initial marketing efforts will be demonstrating to the marketplace the attributes of our products that are afforded by the technology on which they are based and the portions of the spectrum in which they operate. Prior wireless technologies encountered numerous problems when commercially deployed, including performance degradation in rain or fog and an inability to provide gigabit speeds over required distances. When operating within our product guidelines, our products’ RF modules, and other modules provide far more robust link margin and can power through weather conditions. Further, our products operate in a “sweet spot” of the radio spectrum, where weakening of the signal from molecular movement, as compared to 60 GHz for example, is significantly minimized. Where prior wireless technologies could only provide T-1, DS3 or 3xDS3 levels of transmission speed, our GigE and OC-48 products will provide transmission speeds of up to 1.25 and 2.5 gigabits, respectively, with capacities equivalent to 647 and 1,294 T-1 lines, or 22 and 44 DS3 lines, respectively.

      • Focusing on the low-cost and quick deployment characteristics of our products.
We believe that the physical characteristics of our initial products together with the relatively low cost of the components utilized in the manufacture of these products will enable us to commercially deploy wireless, fiber-speed solutions comparatively quickly and on a cost-efficient basis. We market our initial products as a low-cost alternative or supplement to fiber and emphasize the superior bandwidth-per-dollar capabilities of our solutions compared to existing copper alternatives, such as T-1 lines, aggregated T-1 lines and DSL connections.

      • Marketing to service producers and large enterprises, not individual customers and buildings.
We do not intend to build a large sales force that will go from building to building and business to business in an attempt to sell our products. We intend to market our solutions directly to telecommunication service providers, network service providers, systems integrators and value added resellers, Fortune 500 companies, enterprises, and government and military entities. We believe that these service providers and large enterprises will be the easiest to educate with respect to the attributes of our “virtual fiber” solutions and the most likely to readily adopt new technologies to solve their last mile needs. Further, we would be able to leverage the marketing and distribution resources of these entities.

      • Utilizing the existing infrastructures of our strategic alliance partners and suppliers.
We will seek to utilize the existing infrastructures and related resources of our strategic alliance partners and suppliers in order to minimize our need to devote significant capital resources to the creation of our own internal facilities. The overall design of our products and the identification of the components necessary to manufacture these products on a commercial scale will be done in-house. Thereafter, we will typically outsource the design and manufacture of key components and modules to leading companies in their respective fields. We believe that these companies, with their existing infrastructures, expertise and experience, can produce and deliver the necessary components and modules more quickly and at a lower cost than we could if we conducted such production in-house. Additionally, these companies are highly specialized in the design and production of the type of components and modules that we are relying on them to produce. The end result, we believe, will be wireless products that deliver better performance at a lower overall production cost and which we can deliver to market more quickly than if we internally produced all components and modules.

      • Securing additional alliances.
We are actively pursuing additional strategic alliances that will assist in the foregoing strategy elements, lower our production costs, improve the performance of our products or enhance our overall business.

Strategic partnership alliances

Recent years have been marked by significant advances in radio and antenna technology and increased semiconductor performance and speeds resulting from improved and increasingly cost-effective semiconductor materials such as gallium arsenide and indium phosphate. As a result of these advances in semiconductor materials, transceiver units such as our GigE and OC-48 units can now be manufactured that can operate within the 70 GHz and 80 GHz frequencies and on a cost-effective basis. In addition, circuit elements at these high frequencies can be designed and manufactured at far lower costs and with improved performance using advanced micro-electro-mechanical systems (MEMS) technology. The ability to produce advanced communications systems with low-noise receivers, high-power solid state transmitters and high-gain, high-efficiency antennas will depend on utilizing these leading edge technologies.

The foundation of our strategy is to complement our expertise in transceiver unit architecture design with exclusive supply relationships with leading-edge producers of the core components needed by these units to produce wireless solutions that can harness the 71-76 GHz and 81-86 GHz frequencies. We currently have two strategic alliance agreements with two “best of breed” component developers: ThinKom Solutions, Inc. for the antenna modules to be incorporated in our products during 2006 and Vitesse Semiconductor Corporation for indium phosphide semiconductor technology to be incorporated into the next generation of our products. We previously had entered into an exclusive supply relationship with Sophia Wireless, Inc. for the first generation of our RF modules. We have since designed and developed RF modules using our technical staff. Accordingly, Sophia Wireless is no longer providing the RF modules to us. We have also entered into strategic alliance agreements with Mantaro Networks, Inc. and Core Source, LLC for various other components and/or design work related to our products. These relationships are all described below:

ThinKom Solutions, Inc. (ThinKom) has granted us an exclusive license to use and commercialize its antenna technologies within products operating in the 71-76 GHz and 81-86 GHz spectrum bands and agreed to design and manufacture antenna modules for our point-to-point wireless communications links within those bands. ThinKom designs and develops antennas that provide unique performance capabilities and features for the terrestrial, stratospheric and satellite communications marketplaces. It is a nationally recognized leader in the development of high-efficiency planar antenna for millimeter wave radio frequency applications and has developed an antenna solution which uniquely enables low-cost processes and materials while at the same time achieving high efficiency in antenna performance.

We believe that ThinKom is the only company currently capable of producing up to industry leading 70% to 80% efficient antennas in the 70 and 80 GHz bands. This means that, as it passes through the antenna, less than 20% to 30% of the transmitted or received millimeter wave signal is wasted in the form of heat dissipation or as a result of signal misdirection (not being focused in the “pencil beam”). Once we incorporate the ThinKom antennas into our products, the level of efficiency that we will be able to achieve with these antennas will be a dramatic improvement over other current antennas that are typically 30% to 40% efficient. Improving antenna efficiency from less than 40% to over 70% greatly improves the link margin. For instance, the link margin gain from a ThinKom two-foot diameter antenna is approximately equivalent to the link margin gain of a competitor’s three-foot diameter antenna. In addition, the cost of a ThinKom antenna is less than a standard dish antenna.

Vitesse Semiconductor Corporation. (Vitesse) We have a development and supply agreement with Vitesse under which it agreed to design, supply and develop certain communications integrated circuit products for us, and we agreed to issue to Vitesse an initial purchase order in the amount of $205,000 for the development of a custom semiconductor wafer using indium phosphide (InP). The term of the development agreement is through August 2010, renewable on a year by year basis unless terminated sooner pursuant to its terms. Subject to our placing related development and/or production purchase orders of specified minimum dollar levels prior to each annual anniversary of the agreement, Vitesse has agreed that it will not compete with us by developing, designing or selling InP based products for radio communications applications in the 50-300 GHz range.

Mantaro Network, Inc. is a leading engineering development firm with expertise in communications modems and associated modules and high-speed communications test equipment. It is providing us with design and prototyping construction services and intellectual property for certain components utilized by our products’ power supply modules, as well as the network interface modules and the core system network monitoring protocol architecture and design utilized by our products’ control modules.

Core Source, LLC designs circuit boards for the modulator-demodulator circuitry used in our products’ modems (or modulator and demodulator modules). It is also providing the mechanical housing and antenna interface designs for our products’ housing modules and the mechanical designs for our products’ mounting, pointing and tracking modules.

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

RF module (or millimeter wave (MM) transceiver module)

The RF module has three functions. The first function is to change, or translate, the intermediate level radio signal received from the modulator on the link transmit side to a millimeter wave frequency in the 70 GHz and 80 GHz bands and vice versa as the data stream travels towards the demodulator on the link receive side. This translation of the radio signal is performed by the frequency translator’s up translator and down translator, respectively. The second function is for the RF module to further amplifies the 70 GHz or 80 GHz millimeter wave frequency on the link transmit side until it is robust enough to provide the desired performance in adverse weather conditions (accomplished through the power amplifier component of the RF module’s transmitter). For the data stream passing through the transceiver unit from the unit’s antenna (the link receive side) the radio wave signal is received and passed through a low noise amplifier in the RF module’s receiver before passing to the frequency translator. The transceiver unit’s RF module must perform both link receive and link transmit functions simultaneously since the link always operates in full duplex mode - that is at full link speed in both directions at the same time. The diplexer component of the RF module is the device that allows both the unit’s transmit and receive signals to share the unit’s antenna at the same time.

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

Our current product and currently proposed family of scalable products includes the following transceiver units:

•	GigaBeam GigE unit. Our first product, the GigE unit, transmits data at 1.25 gigabits per second. We completed our first installation of our GigE link in March 2005.

•	GigaBeam GigE WiFiber G transmits data at 1.25 gigabits per second. We completed our first installation of this product in December 2005.

•
GigaBeam OC-48 unit. This product will transmit data at 2.5 gigabits per second, in conformance with OC-48 (optical carrier) standard. It is anticipated to be available at the end of the first half of 2006.

•
    GigaBeam 10 GigE unit. This product will transmit data at 10 gigabits per second, in conformance with the 10 GigE standard. It is scheduled for completion at the end of 2006 and general commercial release and deployment during the first half of 2007.

•
    GigaBeam OC-192 unit. This product will transmit data at 9.953 gigabits per second, in conformance with OC-192 (optical carrier) standard. It is scheduled for completion at the end of 2006 and general commercial release and deployment during the first half of 2007.

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

We completed the first installation of our GigE product in March 2005. This first installation was our GigE Phase 2 product. We have since introduced our next generation product to the market place, which is being marketed as our WiFiber G series GigE product. We anticipate general commercial deployment of our OC-48 units to customers during the second half of 2006 and completion of our 10 GigE and OC-192 products by the end of 2006 with general commercial introduction planned for the first half of 2007.

In March 2005, we installed our first commercial GigE link for Microwave Satellite Technologies, Inc. in New York City between the Trump International Hotel & Tower at Columbus Circle and a residential Trump building at 180 Riverside Boulevard. Since our first installation, we have sold GigE links to universities, telecom operators, commercial enterprises and cities including the City of San Francisco, Grant Joint Union School District, and the City of Manteca, California.

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

In addition, we believe that we have already a substantial lead at 1.25 gigabits per second over our competition - the only other company with commercially available product has only a fraction of our power. Additionally, we expect to be first to market in late second quarter, 2006 with a 2.5 Gigabits per second offering, and expect to be first to market in early 2007 with a 10 Gigabits per second offering.

Transmitter power level

The output of the power amplifier, an important component of the RF module’s transmitter, is a major element in producing high link margins—the higher the output, the higher the link margin. High power is also important for maintaining link margins at higher data rates that allow communication speeds to be increased from 1 gigabit per second up to 10 gigabits per second. Currently available low-cost monolithic microwave integrated circuit (MMIC) power amplifiers, based on gallium arsenide semiconductors, provide 20 to 50 milliwatts of power. Our initial products are expected to have greater power output. We believe that our strategic relationship with our partners will enable us to remain a leader in power amplifier output by continuing to increase our products’ cost-effective power output.

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

Our strategic alliance agreement with ThinKom Solutions gives us the rights to use ThinKom Solutions’ advanced antenna technology that we believe creates up to industry leading 70% to 80% efficiency level antennas in the 70 and 80 GHz spectrum bands. This means that, as it passes through the antenna, as low as 20% of the transmitted or received millimeter wave signal is wasted in the form of heat dissipation or as a result of signal misdirection (not being focused in the “pencil beam”). Once we incorporate the ThinKom antennas in our products, we believe that the level of efficiency we will be able to achieve with these antennas will be a dramatic improvement over other current production antennas, which are only 30% to 40% efficient. ThinKom Solutions is the only antenna developer currently capable of designing antennas that exceed the Federally mandated gain requirements and side lobe parameter requirements while at the same time meeting our design up to 70% to 80% efficiency level. This improvement in antenna efficiency will provide greater link margins.

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

In order to effectively compete in our markets, we intend to invest significant resources to quickly introduce and deploy our initial products, and to develop subsequent generations of our initial products and new products. During 2004 and 2005 we devoted most of our resources to completing our first product, the GigE link, which we commercially deployed in March 200. In December, 2005, we deployed our next generation product, the WiFiber Series GigE. We are currently completing the development phases of our OC-48 wireless links. We invested approximately $4,403,500 in research and development activities in 2004 and $5,635,047 in 2005.

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

We have assembled a team of engineers with extensive experience designing and developing products similar to ours to be responsible for the design and development of our current products. Our in-house development efforts are led by our president and chief technical officer, and our vice president of engineering. Our in-house team has been responsible for the general design of our initial products, including defining the basic architecture of these products and their configurations and identifying and laying out the components and modules required for their production.

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

 Manufacturing

Manufacturing of our products is based upon a modular product design. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers that have the expertise and ability to achieve cost reductions associated with volume manufacturing and that can quickly respond to customer orders, while maintaining our high quality standards. This will allow us to focus our internal resources on developing new products.

Our engineering team is responsible for coordinating development and engineering of the modules between our strategic partners and insuring a seamless interoperability between the modules. In addition, we are responsible for the overall integration of the system, including the final assembly of modules, components and subassemblies into finished products, as well quality control testing. Final assembly and quality control testing are performed in-house at our facilities, which are currently located in Herndon, Virginia and Sunnyvale, California. In time, we may also elect to contract out the final assembly and testing of our products.

The ThinKom antenna modules that will be used in our products will be made at the facilities of ThinKom Solutions’ manufacturing subcontractor in California. The antennas for our initial products are being machined by suppliers and are being assembled in our Herndon, Virginia facilities. We have selected an outside manufacturer to supply circuit boards. Currently, we are assembling millimeter wave modules in our facilities. Other modules of the finished product are to be provided by various vendors selected by us. Although we make reasonable efforts to assure that components are available from multiple qualified suppliers, this is not always possible. Accordingly, some key components may be obtained from only a single supplier or a limited group of suppliers. Some of these suppliers require significant lead time to supply our needs. We have sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key components. To date we have not been materially adversely affected by the inability to obtain components used in our products.

Product revenue

We shipped our first GigE link at the end of the first quarter of 2005. We recognized our first revenues from customer sales at the end of the second quarter of 2005. Revenue recognition for our links will depend on the agreements negotiated with our customers, and will follow our revenue recognition policy as stated in the notes to the financial statements included in Item 7 of this annual report.

Customers

We sell our links directly to carriers and network integrators, value-added resellers, government and enterprise entities. We sell our systems based upon individual purchase orders and contracts. Certain sales contracts call for the purchase by customers of a specific number of links over a specified period of time. Our customers can generally cancel or reschedule undelivered orders upon short notice, and can discontinue purchase of our products at any time.

For the year ended December 31, 2005, two customers accounted for 44% of our revenues. We expect to continue to depend on a limited number of customers for significant portions of our revenues in the future.

Sales and marketing

Our internal sales force, headed by our senior vice president of sales and marketing, is trained, technically competent and experienced in selling to our target customer base. We expect that during the first year or two of our commercial efforts, sales will be generated principally through this internal sales force. All members of our sales force will also be trained to be knowledgeable in the potential applications of our products and the features and advantages of our products that differentiate them from alternative solutions. As part of our internal sales efforts, we hired several sales executives responsible for commercial sales and one executive responsible for government sales. The commercial sales executives generally work in defined but not exclusive geographic sales areas. We do not anticipate developing a large internal sales force because we believe that third-party sales channels, including geographically exclusive agents, will permit us to have a larger national and international sales presence and allow us to scale the business more quickly and cost-effectively.

As acceptance of our products evolves, we expect to become more dependent on third-party sales channels. We will use several different third-party sales channels, including carriers, systems integrators, outsource providers, value-added resellers, backbone network providers and competitive local exchange carriers. These third-party sales channels will permit us to better address specific geographical markets and to leverage the marketing and distribution resources of these third parties. Our internal sales force will evolve to support these third-party sales channels as sales through these channels ramp up.

Our marketing efforts will be focused on in-house marketing, public relations and marketing communications. Our in-house marketing group will support our sales team and product engineers to define current and future products and packaging and establish strategies for market penetration. We have engaged a public relations firm to assist us in developing a public relations campaign. The focus of our marketing communications will be two-fold. It will support our third-party sales channels to sell and promote our products as well as inform the end-user about our company and products. To raise market awareness, we have or intend to, among other things:

•	conduct selective direct mail campaigns;
•	issue press releases on product developments;
•	publish technical articles.
•	publish an extensive set of white papers, which can be found at our web site.
•	exhibit at, speak at and attend a wide range of trade shows and conferences.
•	work with financial and industry analysts to publish articles and reports on us.

We believe that our initial customers will include Fortune 500 companies and other organizations that are particularly sensitive to network resiliency such as the Federal Government and the U.S. Department of Defense as well as smaller enterprises and carriers who have near term requirements for fast low cost network deployments. We will also target large enterprises, governmental bodies and universities that have demand for high bandwidth, require alternative access and have the discretionary funds to embrace new technology. Initial sales to large enterprises are expected to be through direct sales. Once we receive positive customer testimonials, we expect that third-party sales channels will become the primary means of selling our products. Ultimately, we believe that our primary buyers will be communications service providers such as ILECs, CLECs, ALECs, AAVs, IXCs, CableCos, SatCos, and WirelessCos who must quickly and economically extend high speed circuits to reach new and existing customers, equipment providers such as Network, Storage, & Image Capture companies whose products require flexible high speed access circuits, and solutions providers such as IT Outsourcers and System Integrators who depend on resilient high speed access to provide solutions.

Our principal domestic sales and marketing support offices are located in Waltham, Massachusetts. We have locally based sales and distributor presence in Europe and the Middle East.

Installation and after sales service support

Our ultimate success will depend on our ability install and provide timely, responsive after sale support to purchasers of our equipment. In 2005, we continued to build our installations and after sales service support team. Initially we have utilized our own employees for link installations and after sales service support under the direction of our vice president of link operations who is responsible for all after sale customer support and commitments. Our business plan assumes that over time, as the number of radio links in commercial use increases, the substantial portion of our link installations and after-sales support will be performed by our systems integrators and value added resellers, with our own in-house staff transitioning to a role of support, providing expertise and training to third-party personnel as needed.

We will have the capability of monitoring our installed links remotely from a nationwide customer operations support center during 2006. This facility will enable us to institute proactive diagnostic services for links in operation. These monitoring services will be provided to customers on a fee basis and are expected to provide us with a recurring revenue source. We expect larger enterprises and governmental entity customers may elect to monitor their own links through their internal information technology departments or outsourced network operations centers.

The licensing structure

The 71-76 GHz, 81-86 GHz and 92-95 GHz frequency bands are allocated to both Federal Government and non-Federal Government users on a co-primary basis, which means that both non-Federal Government and Federal Government entities may utilize these spectrum bands, except for the 94-94.1 GHz portion, which is allocated for uses unrelated to commercial fixed wireless communications. Non-Federal Government entities must obtain authorization from the Federal Communication Commission (FCC) prior to utilizing the spectrum. Specifically, in order to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz bands, or provide services to customers, the prospective licensee must first obtain a non-exclusive nationwide license from the FCC that authorizes the licensee to operate on all 12.9 gigahertz of spectrum allocated for commercial use. The licensee must then register individual point-to-point links to be operated under the license. In this context, the “link” describes the wireless point-to-point communications path between two transmitter/receivers that have been configured to operate in conjunction with each other. The registration process involves coordinating the links with the National Telecommunications and Information Administration (NTIA) with respect to Federal Government operations; submitting to the database manager an analysis that demonstrates that the proposed link will neither cause nor receive interference relative to previously registered non-Federal Government users; and obtaining the necessary approvals and clearances through the FCC. Licensees may not begin operation of a link until the registration of that link has been completed.

When providing services to customers using the licensed spectrum, different licensing constructs may be used. For example, as a licensee the provider may utilize its non-exclusive nationwide license to operate the communications links utilized by its customers. As the licensee adds customers, it will add the necessary communications links under its nationwide license. Alternatively, a non-carrier entity could provide the equipment and expertise necessary for the end-user customer to become licensed and operate links. In this instance, the customer would obtain its own non-exclusive nationwide license and register and coordinate its own links.

On October 27, 2004, our wholly owned subsidiary, GigaBeam Service Corporation, was incorporated in Delaware. We formed this subsidiary primarily to apply for and to hold a commercial nationwide license in the 71-76 GHz, 81-86 GHz, 92-94.0 GHz and 94.1-95 GHz frequency bands. We expect that this subsidiary may also register links in these frequencies to provide services to our customers who do not wish to hold licenses directly.

The right to operate individual point-to-point links is established by a registration process that is handled for the FCC by third-party database managers. Under its non-exclusive nationwide license, the licensee may register any number of links virtually anywhere in the United States subject to prior link coordination with the database managers and NTIA. As such, different nationwide licensees may operate links in the same geographic area, but not the same links, as other nationwide licensees. The purpose of the link coordination requirement is to ensure that the proposed link will not cause or receive harmful interference to or from any existing link previously registered in either the Federal Government or non-Federal Government databases. Once registered, equipment must be installed and operating for that link within 12 months in order to maintain the registration.

Licensing process

Step one - nationwide license.

Parties interested in using the spectrum must apply to the FCC for a geographic nationwide license. Those applicants who are approved will be granted a single, non-exclusive nationwide license. The license has a term of ten years, after which time, it may be renewed.

There is no limit to the number of non-exclusive nationwide licenses that may be granted for these bands. For those wishing to operate on the licensed spectrum, the nationwide license serves as a prerequisite to registering and operating individual links. In other words, the links are operated under the nationwide license and the license permits the licensee to register links or paths.

We hold two nationwide licenses for authority to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz frequencies: call sign WQAK751 licensed to GigaBeam Corporation and call sign WQBS629 licensed to our wholly-owned subsidiary, GigaBeam Service Corporation

Step two - registration of non-Federal links; coordination.

On February 8, 2005, the FCC implemented its permanent process for registering links to operate in the 71-76 GHz, 81-86 GHz and 92-95 GHz frequency bands. The FCC worked with NTIA to develop an innovative and streamlined process enabling licensees to expedite service to the public. The permanent process for the non-Federal Government links is currently comprised of two components: (a) non-Federal Government link coordination with Federal Government operations, and (b) registration of non-Federal Government links in a link registration system (LRS) that is handled by FCC-appointed database managers. The process includes the following:

•     Coordination of nonFederal Government with Federal Government operations.
Proposed links must be coordinated with NTIA. NTIA developed an automated coordination mechanism for determining whether a proposed non-Federal Government link may interfere with Federal Government operations. This automated mechanism helps ensure that non-Federal Government licensees protect certain prior-registered Federal Government operations, radio astronomy sites, and satellite earth station sites. Information regarding a proposed non-Federal Government link is entered into the NTIA automated mechanism by either the database manager or an FCC licensee in these bands.

  A proposed link entered into the NTIA’s automated system will result in either a “green light” or a “yellow light” response based on the proposed link parameters. Upon receipt of a green light, the link will be deemed to have been coordinated with the Federal Government and protected for a period of sixty days in the NTIA system pending completion of the registration through the link registration system (LRS) process. If the registration process has not been completed through the LRS by the end of the sixty days, the link must be resubmitted through the NTIA automated system for coordination with Federal Government operators. If a yellow light is received, the licensee must file an application for the requested link with the FCC, which in turn will submit the application to the Inter-department Radio Advisory Committee (IRAC) for individual coordination. When IRAC clears a proposed link, the licensee will be notified by the Commission that IRAC coordination is completed. The database managers will be provided with the status of the link coordination for purposes of completing the registration of the link.

•     Registration of nonFederal Government links.
A non-Federal Government licensee must receive a green light from NTIA or IRAC approval before a link registration can take effect for interference protection purposes. After receipt of NTIA approval, a non-Federal Government licensee must verify prior to operation of the link that the proposed link will not cause or receive harmful interference to or from any existing link previously registered in either the Federal Government or non-Federal government databases. If a third-party database manager determines that the proposed link will not cause or receive harmful interference, the proposed link is registered in the third party manager database. If the database manager determines that the proposed link will cause or receive harmful interference to or from any existing link previously registered, then the interference must be resolved prior to proceeding with registration. Because of the highly directional signal characteristics, the FCC expects systems operating in these bands to be able to be installed in close proximity to one another without causing harmful interference.

Under the permanent link registration process, the FCC provides priority of protection from interference based on the date and time of registration. The interference protection date is the date that a link registration is submitted to a database manager, even if the link registration also requires further FCC filings or IRAC approval. The interference protection date could change if at any time the technical parameters of the link are changed or modified.

Through our wholly owned subsidiary, GigaBeam Service Corporation, we have commenced registering links under the FCC’s permanent link registration process.

 Competition

The markets for fixed wireless systems are extremely competitive, and we expect that this competition will only increase as data intensive demand increases, technological advances are made and as the new technology for the millimeter wave spectrum is developed. This increased competition could adversely affect our developing business and our operating results. The principal competitive factors affecting fixed wireless markets include, but are not limited to, price; power consumption; product miniaturization; product reliability and stability; ease of use; product costs; product features and applications; product time to market; product certifications; changes in government regulations; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and reputation.

With respect to our fixed wireless products, we could be at a disadvantage to competitors, particularly Terabeam Wireless, Harris Corporation, Stratex Networks, Inc., Loea Communications Corporation, BridgeWave Communications, Inc., Proxim Corporation and Ceragon Network, Ltd., which may have broader distribution channels, brand name recognition, extensive patent portfolios and more diversified product lines. Our fixed wireless products compete with other high-speed solutions such as cable modem technologies, satellite technologies, DSL, fiber optic cables and free space optics. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved greater market acceptance and penetration. We also believe that potential competitors are those companies that currently provide multi-point fixed wireless access by Wi-Fi (802.11a, b or g technologies) and may seek to move into the upper millimeter spectrum. Other potential competitors include those companies that offer line-of-sight MMDS or LMDS. However, if future advances in technology and the allocation of additional spectrum to either of these technologies occur, then we could be directly competing with these types of technologies.

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

We intend to accumulate intellectual property rights in four ways:

•
through our rights to intellectual property already developed by our strategic partners and licensed to us for our exclusive use in the frequencies our products operate in. In these cases, we will not own the intellectual property but will have benefits similar to ownership. Currently, between ThinKom Solutions, Mantero Networks, Vitesse Semiconductor and Core Source Technologies, we have exclusive licenses or access to 29 patents, 28 patent applications and approximately 55 trade secrets for applications in the fields of 71-76 GHz and 81-86 GHz;

•
from developments that result from our joint development and engineering activities with our strategic partners during the term of our alliances. The intellectual property rights for these joint developments will either, as in the case of joint developments with ThinKom Solutions, be jointly owned by us with the respective strategic partner and exclusively licensed to us for use in the 71-76 GHz and 81-86 GHz frequency bands, or, as in the case of joint developments with Core Source and Mantaro Networks, be owned exclusively by us;

•
by filing our own patents on innovations and business applications that our technical team develops in-house. We have several patent applications pending in the United States, however, to date, no patents have been granted;

•	by acquiring patents from third parties on innovations and business applications which support our strategic efforts.

As of December 31, 2005, we have acquired three patents. We have filed Federal trade mark registration applications with the U.S. Patent and Trademark Office for names or expressions that we use or intend to use to distinguish ourselves from others: “GigaBeam” and “WiFiber.” We have filed international trademark registrations in the European Union for “WiFiber.” We have filed seven patent applications and have twenty-one patent applications in various stages of completion prior to filing.

Government regulation

Overview

The FCC regulates the licensing, construction, operation, acquisition and transfer of wireless communication systems in the U.S. pursuant to the Communications Act of 1934, as amended, and the associated rules, regulations and policies promulgated by the FCC. In addition, state public utilities commissions regulate, or may seek to regulate, various aspects of wireless communications service. Regulation of the wireless communications industry is subject to change. New Federal and state laws and regulations, as well as amendments to existing laws and regulations, are being considered by the Congress, the FCC, state legislatures and state public utility commissions. New or changed laws and regulations may increase the cost of providing service or require the modification of our business plans and operations.

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

In the Report, the FCC stated that applications for licenses to use the 71-76 GHz, 81-86 GHz, 92-94 GHz and 94.1-95 GHz bands will be assessed in accordance with FCC Form 601 (Application for Authorization in the Wireless Radio Service) and FCC rules. The initial filing date for these licenses was June 21, 2004. Point-to-point path registration is handled through a process to evaluate potential conflicts between Federal Government uses and non-Federal Government uses. Once an applicant has received its nationwide license, point-to-point links may be submitted for registration. If the facilities needed to make use of a registered path are not operational within twelve months from the path registration date, the registration to use that particular path will be terminated.

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

Equipment Authorization

The FCC regulates many aspects of communications devices and equipment. Certain of our equipment will be required to conform to regulatory and technical specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment. In addition, we have submitted certain of our equipment for conformance evaluation, testing and approval under the FCC’s equipment authorization process.

FAA and environmental regulation

Wireless systems are also subject to Federal Aviation Administration (FAA) and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under Federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from antennas. State and local zoning, land use and historic preservation regulations also apply to tower sitting and construction activities and may impose costs or cause delays in network build-out.

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

Surveillance

The FCC has adopted rules that require telecommunications carriers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995 (CALEA). These rules impose a number of obligations on telecommunications carriers to upgrade existing switches and other network equipment to facilitate surveillance of call information and call content and otherwise implement new facilities with CALEA capabilities. These obligations are likely to result in increased costs for the purchase and maintenance of network equipment and software to comply with CALEA. On August 9, 2004 the FCC responded to issues raised by the United States Department of Justice, the Federal Bureau of Investigation and other law enforcement agencies seeking to resolve various outstanding issues associated with the implementation of CALEA, with a Notice of Proposed Rulemaking (NPRM) and Declaratory Ruling. In response to the NPRM, the FCC issued a First Report and Order and Further Notice of Proposed Rulemaking on September 23, 2005, in which it determined that facilities-based providers of any type of broadband Internet access service are subject to CALEA. The FCC continues to evaluate comments filed in this proceeding, which may further expand what types of service providers have to comply with CALEA and could lead to increased costs for us.

Exposure to radio frequency emissions

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

Employees

As of March 21, 2006 we had 46 full time employees, including 10 in engineering, 3 in manufacturing, 13 in sales and marketing, 14 in link operations, and 6 in administration. We also have four consultants each providing engineering and development services. We are not a party to any collective bargaining agreement. We believe our relations with our employees to be satisfactory.

Risk Factors

We are still in the early stages of our product commercialization efforts and have no meaningful operating history upon which you can base your investment decision.

We were incorporated on January 5, 2004, installed our first GigE link in March 2005 and in the latter part of the quarter ended June 30, 2005, achieved our first revenues. We are currently completing enhancements to our initial product line and the development of our next generation products including the OC-48 products. To date, we have generated only limited revenues and have no meaningful operating history upon which you can evaluate our business strategy or future prospects. Our ability to generate meaningful revenues will depend on whether we can successfully market our initial products and develop and market additional products and on whether we are able to successfully complete our transition to full scale manufacturing and deployment of our products. In making your evaluation of our prospects, you should consider that we are an early stage business focused on new technologies, are designing solutions that have no proven market acceptance and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned.

We have limited capital resources.

Our business model is capital intensive, requiring significant expenditures ahead of projected revenues, and we will require additional capital to complete the transition necessary to commence full scale manufacturing and deployment of our products. In addition, if and when we achieve wider spread market acceptance for our first products, we may desire to accelerate our growth to take advantage of increasing demand, which will require additional capital to offset increased costs associated with accelerated growth. We have to date been dependent on cash provided by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next 12 months from the $17.4 million in net proceeds we received from our November 2005 private placement, anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds form operations are generated. In addition, if we raise additional funds by issuing equity securities, our then existing securityholders will likely experience dilution.

If we are unable to effectively manage the transition to full scale manufacturing and deployment of our products, our financial results will be negatively affected.

For the period from our inception, January 5, 2004, through December 31, 2005, we incurred an aggregate net loss, and had an accumulated deficit of $22.8 million. Our losses are expected to continue for at least the next 12 months as we commence full scale manufacturing and deployment of our products. As we make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our information technology and operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition, as well as diminish our prospects of generating meaningful revenues and, ultimately, achieving profitability.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of December 31, 2005, we had outstanding notes payable of $2.3 million ($1.5 million net of related discount), and we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

If we were to fail in the future to make any required payment under agreements governing indebtedness or fail to comply with the financial and operating covenants contained in those agreements, we would be in default as regards to that indebtedness. A debt default could significantly diminish the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In this event, we would be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

Our failure to quickly and positively distinguish our products from other “last mile” alternatives and limit the adoption curve associated with their market acceptance could negatively affect both our operations and our prospects.

Point-to-point links operating in the 70 GHz and 80 GHz bands represent a last mile solution based on newly created designs and technologies. The frequencies in which they will operate did not until recently have service rules that would enable the frequencies to be put to commercial use. As a result, our products may be slow to achieve, or may never achieve, market acceptance, as potential customers may seek further validation of the efficacy and efficiency of our technology. In addition, failure to distinguish our products from competing products and technologies that provide wireless broadband access or connectivity could hinder market acceptance of our products. Meaningful numbers of customers may not be willing to adopt our products until they are proven, both initially and over time, through long-term field testing and demonstration. There is also no way to determine the adoption curve that will be associated with our products following their introduction to the market. Non-acceptance or delayed acceptance of our products could force reductions in contemplated sales prices of our products, reduce our overall sales and gross margins and negatively affect our operations and prospects.

The rate at which potential customers are willing to adopt our solutions could be slowed by negative prior experiences they may have had with previously existing point-to-point wireless technologies.

Potential customers within our targeted market segments may have had negative prior experiences with previously existing wireless point-to-point technologies, such as inadequate transmission capacity or service outages due to weather conditions. Accordingly, it could take significant time to educate the market as to the unique attributes of our products that enable our products to overcome the types of problems that prevented prior wireless technologies from serving as viable alternatives to fiber.

The loss of the services of our founding executives could negatively affect our business, as could our inability to attract and retain qualified management, sales and technical personnel as and when needed.

Our success depends largely on the continued efforts of our founders, Louis S. Slaughter, the chairman of our board of directors and our chief executive officer, and Douglas G. Lockie, our president and chief technology officer. Although they have entered into employment contracts with us, which do not expire until October 2007, either of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation within the millimeter wave segment of the communications industry, our development efforts and future prospects would be substantially impaired. Further, as we grow, we will need to attract and retain other personnel possessing relevant sales, marketing, manufacturing and technical experience in the communications industry. Competition for qualified management, sales and technical personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need on economically feasible terms.

Our inability to establish cost-effective sales channels would negatively affect our revenue potential.

We currently have limited sales, marketing and distribution capabilities. In order to fully market our products, we need to continue building our sales and marketing infrastructure and/or rely on third parties to perform these functions. To market our products directly, on a commercial scale, we may need to hire additional marketing and sales personnel with technical expertise and will need to develop third party distribution channels, which will require the dedication of significant capital, management resources and time. Further, any agreement to sell our products through a third party, such as an established telecommunications provider or network services provider, could hamper our ability to sell our products to that third party’s competitors. We may not be able to establish the necessary sales force or make adequate third party arrangements for product sales. Our failure to do so could limit our ability to expand sales, as well as negatively affect our operations, financial results and long-term growth.

Failure to obtain satisfactory performance from our strategic partners and other third party vendors on whom we are and will be dependent for the components and subassemblies used in our products could cause us to lose sales, incur additional costs and lose credibility in the market place.

We substantially rely on outside vendors to manufacture many of the components and subassemblies for our products, and we obtain or expect to obtain many of these components and subassemblies from either a sole source or a limited group of suppliers. Our suppliers’ failure to perform satisfactorily could cause us to fail to meet customer requirements, lose sales and expose us to product quality issues. In turn, this could damage relationships with customers and harm our reputation, business, financial condition, and results of operations. Moreover, we expect to quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased costs. Our inability to obtain these items at the prices we desire could hurt our sales and lower our margins.

If we fail to receive sufficient quantities of components when needed, we could be required to reconfigure our products, which could reduce our sales, alter product performance and prove time consuming, expensive and/or impossible.

Some of our suppliers are small companies and possess limited resources, which they will have to manage in order to meet both our demand and the demand of their other customers. If any of our suppliers becomes unable to make adequate and timely deliveries of our required components or subassemblies, we may have to:

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

Our inability to continuously manufacture our products in commercial quantities to specified standards would negatively affect our margins and profits.

To achieve profitability, our products will need to be manufactured and assembled in commercial quantities, in compliance with all applicable regulatory requirements and at acceptable costs, especially since we are seeking to position our products as a low-cost alternative to fiber. In March 2005, we installed our first commercial grade GigE product. In December 2005, we deployed our WiFiber G series GigE product. Based on our progress to date, our first commercial grade OC-48 product is expected to be deployed by mid 2006; however, we and/or our suppliers may experience unanticipated technical and management challenges during actual commercial production. Due to our limited manufacturing experience, we may not be able to successfully manufacture, either directly or through third party manufacturers, commercial grade products in quantity and on a cost-efficient basis. In addition, in order to complete the final assembly portion of our products’ manufacture in commercial quantities, a task we plan on retaining in-house, we will likely need to convert, rent, build or gain access to additional facilities or, if unable to do so, enter into agreements with third party product assemblers at significant cost.

We will be required to purchase minimum quantities of components from certain suppliers, whether or not we need such components, which could create a significant drain on our capital resources.

Under the terms of our agreements with some of our suppliers, we are or will be required to purchase various components only from them and in specified minimum quantities. These purchase requirements will represent a significant financial commitment for us. We will be required to purchase these components and make the corresponding expenditures whether or not we need such components to meet the demand of end customers for our products. If we have not generated sufficient demand for our products to at least offset the costs associated with our minimum required component purchases, our agreements with our suppliers will create a significant drain on our capital resources.

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

These characteristics, in turn, lead to frequent new products and technology introductions and enhancements, shorter product life cycles and changes in customer demands. Our ability to succeed in our competitive market will depend upon our successful development, introduction and sale of new products and enhancements on a timely and cost-effective basis in response to changing customer requirements and competitors’ product developments. Due to our limited resources, we may not be able to complete the development and marketing of any of the new products we are currently developing. In addition, we may experience difficulties that could delay or prevent the completion, introduction and sale of future products, or that, once deployed, these products will adequately meet the requirements of the marketplace and achieve market acceptance.

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

In 2003, the FCC approved service rules for commercial use of the 71-76 GHz and 81-86 GHz bands. These spectrum bands have not yet, however, been approved for such purpose in many other countries. If widespread authorization of these frequencies for wireless communication use by the public has not occurred by the time we are ready to expand our operations overseas, the size of our expected market will be greatly decreased, which would negatively affect our prospects and growth. In addition, if the requirements and standards set by other countries for equipment like ours are different than those set by the FCC, requiring us to make substantial changes to our product design and/or manufacture, our prospects and growth would also be significantly diminished.

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

The wireless communications industry in which we principally compete has attracted substantial media and other attention in recent months in part due to the ability of newly developed equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These factors have led numerous companies to develop or commence developing products that compete or could compete with ours. The large number of companies offering products that may be perceived to be similar or even interchangeable with our products could have the effect of reducing the prices at which we are able to sell our products. In turn, this could reduce our gross margins and negatively impact our general financial results.

A significant number of the companies with which we currently compete or will compete have substantially greater resources and longer operating histories than we do, and we may not be able to compete with them effectively, even if our products are technically superior.

Many of the companies with which we compete or expect to compete offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include Stratex Networks, Inc., Ceragon Networks Ltd., Proxim Wireless Corporation, BridgeWave Communications, Inc., Loea Corporation and Harris Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers and free space optic suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

We also expect to face competition from private and start-up companies given the FCC’s new open licensing rules relating to the radio frequencies on which our products will operate, effectively reducing the greatest barrier to entry for companies such as ours.

We not only face actual and potential competition from established companies, but also from start-up and other small companies that are developing and marketing new commercial products and services. Some of these will be seeking, like us, to take advantage of the new FCC open licensing rules to enter the market with products capable of harnessing the frequencies between 71-76 GHz and between 81-86 GHz to provide higher quality service. Also, other than the increased technical development skills and expertise required, there are no substantial manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs creating significant barriers to entry in this market. This lack of significant barriers and the perceived attractiveness among engineers of these newly licensed frequencies for commercial use are likely to result or have already resulted in other small companies entering the commercial markets with equipment utilizing these frequencies. These companies include Loea Corporation, BridgeWave Communications, Inc. and, perhaps, E-Band Communications Corp., ElvaLink LLC and Rayawave.

Our success will likely be highly dependent upon a large number of sales to a limited number of customers.

We expect to sell a significant portion of our products and services to a limited number of customers. Our business would be harmed if we lost a significant customer or suffered any reduction or delays in orders from any significant customer, including reductions or delays due to customer departures from recent buying patterns or market, economic or competitive conditions in the telecommunications industry. Additionally, the ongoing consolidation of the telecommunications industry is further limiting the number of customers. As a result, we will be more dependent on specific customers and their economic condition than if our sales were made to a broader client base.

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

Our products will subject us to product liability exposure and our product liability insurance may not be sufficient to cover these claims.

Use of our products will expose us to product liability claims in the event they cause injury or harm our customers or third parties’ businesses. Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition. Although we have product liability insurance of $1 million per occurrence and $2 million in the aggregate, plus a $5 million umbrella, it is possible that our insurance coverage could be insufficient to fully cover potential claims.

Our business and financial results could be negatively affected by warranty claims.

Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of errors or defects could result in products being returned under warranty for repair or replacement with us having to bear the associated expense. Due to the fact that our products are newly-developed and not yet commercially manufactured, we are currently unable to anticipate the likelihood of errors or defects. Although we intend to maintain appropriate overall warranty reserves, an unanticipated high repair occurrence related to a specific product or number of products could make our reserves inadequate at any specific time and negatively affect our financial results.

Management’s failure to properly ascertain potential risks relating to any future acquisitions of businesses, products or technologies from others could place our operations and/or financial condition in harm.

Although as of March 21, 2005, we had no agreements, understandings or commitments relating thereto, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

We or our customers may not be able to obtain, from building owners or managers, access rights to buildings and rooftops to successfully install and service our equipment as planned. In order to install our equipment, we or our customers need access to each building where our antennas will be placed. Our failure or our customers’ failure to obtain access rights at the pace and locations necessary could have an adverse affect on our business and financial condition. In addition, we may need to obtain zoning or other governmental approvals in order to place our antennas on a particular building or in a particular area. We may not be able to obtain these approvals in a timely manner, or at all.

The prices of our publicly traded securities have been volatile and may continue to be volatile.

There is limited trading history and volume for our common stock, our IPO warrants and our Z warrants, therefore, even holders of our publicly traded securities may find it difficult to sell their securities. In addition, our securities have experienced, and are likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our securities, without regard to our operating performance. In addition, the trading price of our publicly traded securities could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting our industry generally, changes in national or regional economic conditions or general market conditions. The market prices of our publicly traded securities could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

If at any time our securities are no longer traded on Nasdaq or other securities exchange and we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

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

As a result of these requirements, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities will be significantly limited. Accordingly, the market price of our publicly traded securities may be depressed, and you may find it more difficult to sell the offered shares.

Future sales of our common stock may cause the prevailing market price to decrease and impair our capital raising abilities.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of warrants. If holders of warrants or other convertible securities choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

Our officers, directors and affiliated entities own a large percentage of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

As of March 21, 2006, our executive officers and directors in the aggregate, beneficially owned approximately 47.8% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

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

Item 2. Description of Property

Facilities

We do not own any real property. We are committed under real estate leases for four properties, as follows:

•
Our headquarters are located at 470 Springpark Place, Suite 900, Herndon, Virginia in a flexible office space of approximately 9,100 square feet. We lease combined Suite 900 and Suite 950 for $9,871 per month, increasing to $10,167 per month after November 30, 2006 until expiration of the lease on December 13, 2007. We have a one-time option to extend the lease for an additional period of five years at a monthly base rent for the extended term based on the fair market rental of the premises. This property is used for research and development activities, engineering, corporate administration, network operations management and light manufacturing of our products.

•	Our facility in Sunnyvale, California is subject to a lease that provides for minimum base lease payments monthly of $2,480 for 5,072 square feet of space, through December 2008.

•	Our Waltham, Massachusetts regional sales office consists of 5,156 square feet with base lease payments of $10,742 per month through January 2008.

•
We sub-lease an office and warehouse facility in suburban Dallas (Lewisville), Texas through December 2007 at a base lease payments of $2,800 per month. The 3,865 square feet facility is utilized as our national service operations center, where links in operation can be monitored and worldwide product service and installation processes can be coordinated.

We or our customers must obtain rooftop rights and/or building access in locations where our equipment will be installed. We have entered into a limited number of rooftop licenses on targeted buildings for use on behalf of our customers. In addition to obtaining rooftop licenses, we must secure other building access rights, including access to conduits, wiring, and power from each building we propose to install our equipment, and we may require construction, zoning, franchises or other governmental approvals in each building. Such negotiations are a normal and continuing part of our business process. There can be no assurance that we will obtain the rooftop rights or other building access to successfully install our equipment.

We believe that the condition of each of our leased properties is satisfactory, suitable and adequate for our needs.

We have also entered into capital leases for various engineering and production testing equipment. At December 31, 2005, as noted in note 5 to our financial statements, we have total future capital lease obligations amounting to $268,631 for the leased equipment.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock and IPO warrants were quoted on the OTC Bulletin Board operated by the NASD from October 14, 2004 until March 27, 2006, when they commenced trading on the Nasdaq Capital Market. The symbols for our common stock and our IPO warrants are “GGBM” and “GGBMW,” respectively. We have another series of common stock warrants, our Z warrants that are traded on the Nasdaq Capital Market under the symbol “GGBMZ”.

The following table sets forth high and low bid prices for our common stock as quoted on the OTC Bulletin Board for the fiscal quarters indicated. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2005:	High	Low
Fourth Quarter	$8.00	$6.80
Third Quarter	$7.85	$6.11
Second Quarter	$7.70	$6.13
First Quarter	$10.40	$6.80

Fourth Quarter 2004 (October 14, 2004 through December 31, 2004)	$7.50	$4.00

 Holders of Record

As of March 21, 2006, we had approximately 145 holders of record of our common stock. A number of our shares are held in street name and as such we believe that the actual number of beneficial owners is higher.

Dividends

We did not declare or pay any dividends on our common stock in 2005 or 2004. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon our financial condition, availability of funds from operations, and any restrictions imposed by present or future debt and equity instruments. Currently under terms of our Series B convertible preferred stock, we are prohibited from issuance of dividends on our common stock while any shares of the Series B convertible preferred stock are outstanding.

Recent Sales of Unregistered Securities

(1)
On May 13, 2005, we granted warrants for the purchase of an aggregate of 61,000 shares of our common stock at an exercise price of $7.15 per share to three of our consultants for patent and engineering-related services, all of which warrants vest in accordance with various performance-related milestones.

(2)
On July 11, 2005, we issued 12,000 shares of our common stock to the ten shareholders of Social Fabric Corporation as the consideration for our purchase of a patent from such entity. The shares were valued at $6.70 per share. The total purchase price of the patent was $80,400.

(3)
From October 2004 through December 15, 2005, we issued to our employees and consultants options under our 2004 stock option plan to purchase an aggregate of 614,200 shares of our common stock at prices ranging from $5.05 to $8.80.

(4)
On November 15, 2005, we issued an aggregate of 42,392 shares of our common stock to the holders, as of November 1, 2005, of our Series A redeemable preferred stock in payment of the semi-annual dividends then due on the Series A redeemable preferred stock.

Except as set forth below, the sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access to information about us. The issuances of securities listed above in Item 3 and 4 were deemed to be exempt from registration under the Securities Act by virtue of Section 2(a)(3) of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our business and financial position. The MD&A is provided as a supplement to and should be read in conjunction with and is qualified in its entirety by reference to, our audited Condensed Consolidated Financial Statements and related notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risks Factors” found and elsewhere in this Annual Report on Form 10-KSB.

OPERATIONS REVIEW

Overview

We were incorporated in Delaware on January 5, 2004 as GigaBeam Corporation. Our primary business is to design, develop, sell, lease, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. These products are marketed to telecommunication carriers and network operators, communications and IT service providers, system integrators and value added resellers, Fortune 500 companies, government and military entities and other enterprises, including educational and financial institutions, seeking to quickly and cost-effectively establish fiber-speed wireless links between two or more buildings or between a building and the fiber optic backbone in metropolitan areas.

Since our inception in January 2004, our focus has been primarily on the design, development, production and installation of our initial product lines, developed both internally and through our strategic partnering activities as well as obtaining financing to fund such efforts. Our primary funding mechanisms have been equity and debt placements, including the following significant issuances:

•	A $2.5 million private placement of convertible debt in several tranches, with a principal institutional stockholder, completed prior to our IPO.

•	A $1 million bridge loan in the third quarter of 2004, repaid in entirety with proceeds from our IPO in October 2004.

•	Approximately $5.5 million in net proceeds from our IPO.

•	An 8% senior convertible note private placement issue, with our Z warrants, in the first quarter of 2005 for $2.5 million, from which we received approximately $2.2 million in aggregate net proceeds.

•
An aggregate of $888,295 from the exercise of 175,900 of our IPO warrants during the quarter ended March 31, 2005 and an additional $267,145 from exercise of 52,900 of our IPO warrants in October 2005.

•
A private offering of our 10% series A redeemable preferred stock and Z warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. From the $8.6 million gross proceeds of these financings, we received approximately $7.3 million.

•
A private offering of our series B convertible preferred stock with dividend rates increasing from 8% to 14% by the fifth year and warrants placed in November 2005 for $18.9 million, from which we received approximately $17.4 million.

Our initial revenue recognition was in the second quarter of 2005. For the year ended December 31, 2005 our revenue totaled $1.2 million.

None of our products were commercially deployed until March 2005 when we installed our first WiFiber II series GigE link. We recognized our first revenues in the second quarter of 2005 from the shipment of our WiFiber II series GigE links. Accordingly, since commercial deployment of our first product commenced only recently and we have not yet generated any significant revenues, we currently continue to be dependent on debt and/or equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we would not have sufficient capital to fully implement our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. We expect our operating expenses to increase in the future, particularly in the research and development and manufacturing areas, as we work to complete the cost reduction schedule of our initial WiFiber II series GigE and next generation WiFiber G series GigE products and realize commercial deployment of our next generation of wireless radio products.  Although the $17.4 million proceeds from our $18.9 million November 2005 private financing have significantly improved our current cash position, it is possible that we may need additional working capital in the next twelve months. If additional working capital is required in the twelve month period, we believe that a combination of funds generated from product sales, accounts receivable financings and the exercise of outstanding stock warrants, as well as continued access to public and private debt and equity markets should be sufficient to meet our operating working capital needs over the next twelve months. If we are unable to obtain additional capital or at prohibitive costs or terms, we will need to change our business strategy, which could include a reduction or scale back of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

Engineering and product development

In order to effectively compete in our markets, we are and expect to continue investing significant resources to quickly introduce and commercially deploy our initial products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We have in the past devoted the substantial majority of our resources to completing the development of our first product, our WiFiber II series GigE, which we commenced commercial deployment in March 2005. Additionally, in 2005, we have been heavily involved in development of our WiFiber G series GigE product, which commenced deployment in the fourth quarter of 2005. We are also currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to deploy in the first half of 2006 and to initiatives related to product unit cost reduction.

We incurred expenses of $10,038,547 in connection with our research, engineering and product development activities from inception (January 5, 2004) through December 31, 2005 including $5,635,047 in the year ended December 31, 2005. Engineering and development expenditures include engineering and product design fees paid or to be paid to our suppliers as we continue to develop new products to the stage of commercial production. Expenses also include salaries and benefits for our engineering and production staff, as well, as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

During 2005, we invested $1,294,946 in laboratory and production equipment and estimate that we will spend approximately an additional $990,000 during 2006 for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us in the final assembly of our products and other related assets for our WiFiber G Series GigE product line.

Manufacturing plan

All of our proposed initial products have a modular design. With detailed designs of our initial products complete and the necessary components and modules (subassemblies) to produce these products substantially identified, we expect to outsource the manufacture of the key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur in-house at our facilities. As the scale of our operations increase, we may contract out significant aspects of assembly and testing of our products.

We spent $3,425,315 on manufacturing inventory and materials during the year ended December 31, 2005. We estimate that we will spend a significant amount on manufacturing activities during 2006 as we commence outsourcing all or part of our manufacturing assembly and test activities for commercial production and also plan to hire employees in support of these activities.

General and administrative support

Our primary focuses in this area are attracting additional operating capital and acquiring and maintaining facilities for our research and development, manufacturing, product support and sales and marketing operations. Our current operating locations include a combination corporate office, research and light manufacturing facility in Herndon, Virginia of approximately 9,100 square feet, a sales and marketing support office in Waltham, Massachusetts totaling 5,156 square feet, and an engineering and manufacturing support facility in Sunnyvale, California of 7,243 square feet. Effective January 2006, new office and warehouse facilities were also leased in Lewisville, Texas, with a total square footage of 3,865. Our monthly minimum lease and maintenance cost for the aforementioned facilities is approximately $25,900.

We expect to increase our personnel levels for finance, accounting and administrative support over the next twelve months to support our increased operating levels both domestically and internationally.

Selling and marketing

Our sales and marketing group include geographic and industry-focused outside sales, technical support and sales engineering personnel. Additionally, this group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines. Selling and marketing expenses for the year ended December 31, 2005 were $2,873,918, an increase of $2,232,753 over the level for the year ended December 31, 2004. The sales and marketing operations in the Company escalated substantially in 2005 to produce and sell commercial quantities of our WiFiber II series GigE and our WiFiber G series GigE products. Travel costs increased in proportion to the ramp up of the sales group personnel in 2005, particularly international travel to obtain regulatory approvals and to set up reseller networks.

Service, install and link operations

Our link operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could become a substantial source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners. Service, install and link operations expenses for the year ended December 31, 2005 were $1,234,945, compared to $264,926, for year ended December 31, 2004. The link operations group was formed in the third quarter, 2004 to support product testing, product field installation and maintenance and installation and maintenance of the company’s IT infrastructure. In 2005, the expenses of this group are primarily salaries and benefits of the staff that supports installed customer and test links nationwide, as well as expensed supplies for their daily operations. During 2004, expenses were primarily the salaries and benefits of the Vice-President of Link Operations and expenses to set up IT infrastructure in the Virginia headquarters.

Results of operations for the year ended December 31, 2005 compared to the period from inception (January 5, 2004 through December 31, 2004).

Net Sales, gross margin and net loss

	Year Ended December 31,	Inception (January 5, 2004) to December 31
	2005(1)	2004
Net sales	$1,196,512	$—
Gross margin	(430,883)	—
Net loss	(15,306,358)	(7,505,000)

(1)
Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, we were considered to be in the development stage. Due to the relatively short period of revenue recognition in the comparative periods covered in this report, gross margin percentages and operating results as a percentage of revenues are not considered relevant.

As noted above, initial revenues from operations did not commence until the latter part of the quarter ended June 30, 2005. (Thus comparisons of the year ended December 31, 2005 to those of the prior year are inconclusive and not meaningful.)

Research, development and engineering. Our research, development and engineering expenses increased from $4,403,500 in 2004 to $5,635,047 in 2005. The increased expense level was due primarily to increased spending for outside engineering development projects for both our WiFiber II series GigE and our next WiFiber G series GigE product line, increased depreciation related to testing and production equipment purchased in 2005, increased equipment rental costs, and increases in salaries and benefits related to increases in the internal engineering group size since the last quarter of 2004.

General and administrative. For the year ended December 31, 2005, general and administrative expenses were $4,115,219 an increase of $2,591,316 over the $1,523,903 incurred in 2004. Increased legal and professional fees, higher insurance premiums due to increased coverage, and increased overall activity level and the expenses of operating as a publicly traded company were the primary areas of increased general and administrative expenses in 2005 compared to the previous year.

Selling and marketing. For the year ended December 31. 2005, sales and marketing expenses were $2,873,918, an increase of $2,232,973 over comparable expenses for the 2004 period. The increased level of expenses were attributable to an increased sales force in 2005 to market and sell our WiFiber G and GigE products, sales activity, particularly international travel.

Service, install and link operations. These expenses for the year ended December 31, 2005 were $1,234,945, compared to $264,926 for the 2004 period. In 2005 these expenses were comprised primarily of salaries and benefits of staff that supports installed customer and test links nationwide, as well as travel costs and expensed supplies for their daily operations. In 2004, activity levels included only salary and expenses of the Vice-President of Link Operations, at the Virginia headquarters.

Interest expense. Interest expense for the year ended December 31, 2005 was $1,714,197, compared to $678,560 for the 2004 period. For 2005, the total included $882,261 related to a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005 as well as interest accruing on the 8% convertible debt and interest related to capitalized leases for equipment. For the 2004 period, interest expense was primarily related to a $2,500,000 note outstanding with a significant stockholder during that period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended December 31, 2005	Inception (January 5, 2004) to December 31, 2004
Net cash used in operating activities	$(15,105,014)	$(5,850,680)
Net cash used in investing activities	(1,632,728)	(197,591)
Net cash provided by financing activities	27,722,012	7,790,987
Net increase in cash and cash equivalents	$10,984,270	$1,742,716

Cash and cash equivalents. Our cash and cash equivalents increased $10,984,270 for the end of the year ended December 31, 2005, due to the excess of proceeds from our sale of equity and debt securities in 2005 over the cost of operations and asset purchases for 2005. In 2005, net proceeds from capital raised totaled $26,829,702, compared to $8,915,987 in 2004. Our initial revenues were not recognized until June 2005 and totaled $1,196,512 for the year ending December 31, 2005. Our net loss for 2005 was $15,306,358, in large part due to the continuing high level of expenditures for product engineering and development, expenses related to raising equity and debt capital, and management level employees added during the year. Additionally, we invested $1,253,606 (net of amounts due under capital leases) for equipment and other capitalized assets purchased in the year ended December 31, 2005, principally related to the development and testing of our WiFiber II series GigE and WiFiber G series GigE product lines. These uses of cash were offset by net proceeds from our sale of equity and debt securities in 2005 of $26,829,702 and by the exercise of common stock warrants totaling $1,155,440.

We currently believe that existing cash balances in light of the receipts from our November preferred stock offering, funds that will be generated from the sale of our products, anticipated cash receipts from the exercise of “in the money” common stock warrants and continued access to public and private equity and debt markets will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt servicing and other operating requirements for the next 12 months.

There can be no assurance, however, that our business will generate positive cash flows from operations in the next twelve months, or that capital markets will, if and when needed, continue to provide us with adequate operating capital at an affordable price if, and until, we reach the point of providing continuing positive cash flows from our operations. If we are unable to maintain cash balances or generate sufficient internal cash flows or access public and private equity and debt markets at affordable rates to service our obligations and operations, we may be required to sell assets, reduce capital expenditures, refinance existing debt, or reduce our operating overhead substantially in the next twelve months. Our abilities to maintain our planned levels of activity and bring our development stage products to a commercial sales level are subject to general business conditions affecting our primary markets, the telecommunications sector, Federal, state and local governments and their operating agencies, business to business markets, and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash used in operating activities. Our net cash used in operating activities was $15,105,014 for the year ended December 31, 2005, compared to a net use of cash of $5,850,680 in 2004. We were primarily in a formative stage during 2004, dating from our inception on January 5, 2004. The significant use of cash in the year ended December 31, 2005 is related to, the significant expense related to product development costs for the WiFiber II series GigE and the WiFiber G series GigE product lines over the period. We expect our product development costs to continue at high levels for at least the next year, as we continue to pursue our goals of continued efficiency, to achieve price reduction in order to remain competitive in our primary markets, as well as, continuing development of future link products envisioned. Also, we spent $3,425,315 to acquire material inventories in order to continue commercial production of our WiFiber II series GigE product line. Moreover, our general and administrative overhead increased to $4,115,219 during 2005, related to expansion of employee levels, opening of two additional offices, and general costs of maintaining a publicly traded entity following our IPO in October 2004. During 2004, the largest element of operating expense was the research and development cost related to initial product lines, which totaled $4,403,500 for the year.

Net cash used in investing activities. Our net cash used in investing activities was $1,632,728 for the year ended December 31, 2005, compared to $197,591 used in 2004. We invested $1,253,606 for the purchase of testing and production equipment and other capitalized assets (net of amounts due under related capital leases) in 2005 in order to continue development of its current and future product lines and to obtain the ability to increase manufacture of our commercially available products by the end of 2005. In 2004, we purchased $152,591 in testing equipment and capitalized assets.

Net cash provided by financing activities. Our net cash provided by financing activities in 2005 was $27,722,102, which included net proceeds from the issue of 8% convertible notes of $2,169,481, net proceeds from two series of preferred stock and common stock issued of approximately $24,660,221, and the exercise of common stock warrants of $1,155,440. In 2004, net cash provided from financings totaled $7,790,987, primarily, as a result of the issuance of common stock and the placing of a debt facility with an existing stockholder in the first quarter of 2004.

Capital structure and resource and requirements. Our capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to fully implement our business plan, including the continued commercialization, deployment and cost reduction of our WiFiber G series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series OC-48 products, which is expected to be deployed in the first half of 2006, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2007. To date, we have been dependent primarily on the net proceeds of our IPO and private placements of our debt and equity securities to fund our capital requirements.

As of December 31, 2005, we had $12,726,986 in available cash for our operating requirements. We anticipate funding our operating cash requirements over the next twelve months through use of funds raised in our November 2005 equity financing, through the sale and installation of our WiFiber II series GigE and WiFiber G series GigE product lines, future exercises of common stock warrants outstanding, and if necessary, through continued access to public and private debt and equity markets. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

In light of the uncertainty of our ability to significantly develop our targeted markets and to predict the future of the wireless point-to-point industry in general, as well as our limited history of operations, it is difficult for our management to fully identify and assess any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our ongoing product lines currently in development, widespread customer acceptance and usage of the point-to-point technology as a solution to their telecommunications needs, and the adoption of the authorized 70 GHz and 80 GHz frequencies for commercial and governmental use, and the potential for increasing penetration of broadband internet access in the mainstream commercial marketplace. If any of these trends or uncertainties changes in an unfavorable manner, we may not be able to recognize revenues or obtain short term financings through accounts receivable discounting or development of short term lines of credit as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures or scale back or curtail operations. We could, under such circumstances, also be unable to totally satisfy our material contractual obligations.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our contractual obligations as of December 31, 2005 are summarized as follows:

(1)          Long-term debt payments equal $2.8 million. Long term debt payments due in less than 1 year equal $325,000. Long-term debt payments due in 1-3 years equal $2.5 million.

(2)          Contractual obligations for operating leases equal $1.1 million of future minimum lease payments primarily for real estate leases.

 (3)  We have strategic alliance and supply agreements with various designers, manufacturers and suppliers of critical components used in our products that provide for material payment and other obligations on our part.

We have a strategic alliance agreement with ThinKom Solutions, pursuant to which we issued 143,000 shares of our common stock to ThinKom at par value per share upon the agreement’s inception in January 2004 and under which ThinKom granted us an exclusive worldwide license to use and commercialize its antenna technologies in products operating in the 70 GHz and 80 GHz bands. ThinKom also agreed to develop, design, manufacture and test certain antenna modules for us. This agreement has an initial term ending in January 2009 and automatically extends for additional one-year periods until terminated in accordance with its terms. This agreement, as amended December 2005, requires us to make minimum payments to ThinKom in return for the design and manufacture of an antenna module for our products, including minimum payments of approximately $650,000 in 2004, $771,817 in 2005, $1,153,183 in 2006, $3,000,000 in 2007, $6,500,000 in 2008, $8,800,000 in 2009 and $10,000,000 each year thereafter during the term of the agreement in return for maintaining the exclusivity license for its developed technology relative to antennas. In addition, we paid a $250,000 working capital advance to ThinKom in 2004, which payment will be credited against minimum purchase amounts due to ThinKom in the last quarter of 2007 or payments to component suppliers to ThinKom or us. ThinKom’s design of our antenna has not been comleted, and we do not expect to order any antennas from ThinKom until at least mid-2006. Consequently, all of the minimum payments that we have made to ThinKom to date have been for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs. We will also pay to ThinKom 1% of our revenues generated from the sale of products using ThinKom’s technology, excluding specified costs.

We have strategic alliance agreements with each of Mantaro Networks, Inc. and Core Source Technologies, LLC, under which we have the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, which incorporates components designed and manufactured by Mantaro and Core Source. The agreements each have an initial term ending in May 2008 and automatically extend for additional one-year terms until terminated in accordance with their respective terms. Mantaro and Core Source have each agreed that it will not compete by offering products similar to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with the wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. We are required to pay Mantaro and Core Source a minimum of $100,000 and $50,000, respectively each year for the term of their agreements for engineering fees. In addition to the engineering fees, we have agreed to purchase a minimum number of components from Mantaro and Core Source for each of our proposed products over the life of their agreements.

We have a development and supply agreement with Vitesse Semiconductor Corporation under which it agreed to design, supply and develop certain communications integrated circuit products for us, and we agreed to issue to Vitesse an initial purchase order in the amount of $205,000 for the development of a custom semiconductor wafer using indium phosphide (InP). The term of the development agreement is through August 2010, renewable on a year by year basis unless terminated sooner pursuant to its terms. The payment terms of the initial purchase order are $41,000 within 30 days of Vitesse’s receipt of the order and the balance payable in several installments upon Vitesse’s completion of certain development milestones. Subject to our placing development and/or production purchase orders of specified minimum dollar levels prior to each annual anniversary of the agreement, Vitesse has agreed that it will not compete with us by developing, designing or selling InP based products for radio communications applications in the 50-300 GHz range. Thereafter, in order to maintain worldwide exclusivity for the developed technology as noted above, GigaBeam would commit to minimum levels of payment of approximately $600,000 for the initial year (August 2005 - July 2006), $2,000,000 for the second year, $5,000,000 for the third year, $7,000,000 for the fourth year, and $10,000,000 for the final year, for a combination of development and production orders from Vitesse.

(4)          Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of December 31, 2005.  Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Our primary cash requirements over the next twelve months will be to fund working capital requirements, capital expenditures, preferred stock dividend requirements, and future product development activities.

Specifically, we expect our primary cash requirements for fiscal 2006 to be as follows:

•                  Capital expenditures - We expect to spend approximately $3.3 million for capital expenditures, including capitalization of radio links that will be used at managed services customer sites.

•                  Debt repayments - During 2006 we will make payments on capital leases totaling $221,300.

•
Preferred stock dividend -$1.5 million in cash will be required to pay dividends on the Series B Convertible Preferred Stock currently outstanding, unless the trading volume of our common stock reaches certain stated volumes for a stated number of days prior to our quarterly dividend payment date. Should our common stock attain the designated trading volume level, the quarterly dividend(s) can be made, at our option in cash or in common stock, based upon a pre-determined share calculation ratio.

•
Working Capital Requirements - Primarily inventory purchases, expanded sales and marketing activities, build out of our nationwide customer support and monitoring capacity and increased levels of accounts receivable related to increased sales volume in 2006.

Future Sources of Liquidity

We expect our primary sources of cash during fiscal 2006 to be (1) common stock warrants exercises, (2) collection of accounts receivable balances and (3) if necessary, accessing public and private capital markets for additional equity or debt financing.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $12.7 million as of December 31, 2005 and our net cash provided by operating activities will be sufficient to meet our near term cash requirements.  Our ability to meet requirements over the next 12 months will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity.  In order to meet our cash needs we may, from time to time, borrow under our credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt instruments permit us to do so.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•                  Ability to Increase Revenue - Our ability to generate net cash from future operating activities is critical to our maintaining adequate operating liquidity.  If our revenues were to stagnate, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs would be adversely affected.

•
Ability to access capital markets and debt markets - Historically, we have depended on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access debt and equity markets at reasonable rates it could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

•
Ability to efficiently manage working capital requirements - Maintaining adequate liquidity for operating needs includes satisfactory collection of outstanding trade receivables and ability to achieve acceptable inventory turnover rates.

Recent Accounting Pronouncements

Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current-period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes ARB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

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

We will adopt SFAS 123(R) using the modified prospective method on January 1, 2006. We will recognize compensation expense for stock based awards issued after January 2, 2006 on a straight-line attribution basis on the requisite service period for the entire award. We also expect to record expenses of approximately $1 million in fiscal 2006 related to the previously issued, unvested stock options for which vesting has not been accelerated. We will continue to use the Black-Scholes model to calculate the estimated fair value of stock options.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes in requirements of the accounting for a reporting of a change in accounting principle. SFAS 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact this statement will have on our financial position, results of operations or cash flows.

In June, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instruments” in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock (“EITF 05-2”). Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt.

We have outstanding 8% convertible notes with underlying warrants. The underlying warrants have been registered and cleared for trading within the time table allowed in the related issuance documents. There are no liquidated damage provisions within the note agreements, as the notes are secured by our assets and a pledge of our common stock owned by founders and officers of the Company.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” (“EITF No. 05-06”) which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In September, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 05-07 and 05-08, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-07”), and “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (“EITF 05-08”) respectively.

EIFT 05-07 covers the issue of requirement of giving effect to a change in the fair value of an embedded beneficial conversion feature should a debtor and creditor modify cash or non-cash features in an outstanding convertible debt instrument, as defined within the conclusion of the EITF in EITF 96-19.

The Company has outstanding 8% convertible notes which includes and embedded beneficial conversion feature accounted for under the provisions of EITF 00-27. The Company or its note holders have not modified either terms of the convertible notes issued that affect cash flow or other non-cash features since the original issue date of the notes.

EITF 05-08 requires issuers of convertible debt securities with nondetachable beneficial conversion features to account for differences in accounting and tax treatment of such conversion features as timing differences under the provisions of FASB SFAS 109 (“Accounting for Income Taxes”). EITF 05-08 is effective for the first interim or accounting period beginning after December 15, 2005.

The Company will adopt the reporting requirements of EITF 05-08 effective with the interim accounting period commencing January 1, 2006. The Company is evaluating the potential impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB SFAS 133, “Accounting for Derivative Financial instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, and can also be applied upon adoption for hybrid financial statements that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this statement.

The Company does not expect this Statement to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

Critical Accounting Policies

Our Consolidated Financial Statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determinations of estimates require the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Accounts Receivable

Accounts receivable transactions are recorded net of allowances for doubtful accounts. Allowances are based on aging of accounts receivable balances and credit worthiness of customers as determined by credit reviews, and as applicable, a review of customer payment histories.

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred.

Intangibles

Intangible assets consist primarily of patents and trademarks. We have adopted the guidelines for accounting for these assets as set out in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the requirements as set out in SFAS 142, we amortize the costs of acquired patents purchased over their remaining legal lives. Costs for current patent applications based on internally developed processes, primarily legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on initial patent life granted or evaluated for impairment periodically by our management.

Revenue Recognition

We commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, (“EITF 00-21”) “Multiple Delivery Revenue Arrangements.” Shipping and handling fees billed to customers are classified on the Consolidated Statement of Operations as “Net sales” and the associated costs are classified in “Cost of sales”.

If the separate elements within a bundled sale are not considered separate units of accounting, the delivery of individual elements is considered not to have occurred if there are undelivered elements that are essential to the overall functionality of the bundled sale transaction.

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

As revenues have occurred in 2005, we have established an accrual for warranty work associated with its link sales, recognized as a component of cost of sales. Our standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes our personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents our best estimate of the cost to settle existing and future claims on products sold and currently in warranty as of the periodic balance sheet date. As of December 31, 2005, we had little or no historical trend of shipment levels related to return rates. As the number of product sales increase, we will begin to accumulate information on current and forecast return incidences and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrued to be payable could differ materially from what will actually transpire in the future.

Accounting for Stock Options

During fiscal 2005 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS 123.  Effective January 1, 2006, we will adopt Statement of Financial Accounting Standards SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”) which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue.  Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected volatility of the options and other items in determining estimated fair value.  Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
GigaBeam Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of GigaBeam Corporation (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period January 5, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigaBeam Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and the period January 5, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Bethesda, MD
March 22, 2006

GigaBeam Corporation
Consolidated Balance Sheets

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$12,726,986	$1,742,716
Restricted cash	160,405	-
Accounts receivable, net of allowance of $139,140 on December 31, 2005	697,156	-
Inventories	3,066,451	674,973
Prepaid expenses and other current assets	533,078	293,690
Total current assets	17,184,076	2,711,379

Property and equipment, net	1,658,512	141,821
Other assets	291,162	81,273
Debt issuance costs	475,310	-
Deferred charges	429,000	429,000
Total assets	$20,038,060	$3,363,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,417,723	$1,101,793
Accrued liabilities	1,465,803	783,167
Current portion of capital lease obligations	221,300	-
Total current liabilities	4,104,826	1,884,960

Capital lease obligations, non-current	33,228	-
Convertible notes payable, net of discount	895,896	-
Total liabilities	5,033,950	1,884,960

Commitments and contingencies

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value;
20,000 shares authorized; 11,277 issued at December 31, 2005	11	-
Series B convertible preferred stock, $.001 par value; 20,000 shares authorized;
18,900 issued at December 31, 2005	19	-
Common stock, $.001 par value; 40,000,000 shares authorized; 4,999,132 and
4,603,440 issued and outstanding at December 31, 2005 and 2004, respectively	4,999	4,603
Additional paid-in-capital	37,841,214	9,024,121
Deferred compensation	(30,775)	(45,211)
Accumulated deficit	(22,811,358)	(7,505,000)
Total stockholders’ equity	15,004,110	1,478,513
Total liabilities and stockholders’ equity	$20,038,060	$3,363,473
See accompanying Notes to Consolidated Financial Statements.

GigaBeam Corporation
Consolidated Statement of Operations

	Year Ended December 31, 2005	Inception (Jan 5, 2004) through December 31, 2004
Net sales	$1,196,512	$-
Cost of sales	1,627,395	-

Gross margin	(430,883)	-

Operating expenses
Research and development	5,635,047	4,403,500
General and administrative	4,115,219	1,523,903
Selling and marketing	2,873,918	641,165
Service, install and link operations	1,234,945	264,926

Total operating expenses	13,859,129	6,833,494

Operating loss	(14,290,012)	(6,833,494)

Other income (expense):
Interest income	85,170	7,054
Interest expense	(1,101,516)	(678,560)

Loss before provision for income taxes	(15,306,358)	(7,505,000)

Provision for income taxes	-	-

Net loss	$(15,306,358)	$(7,505,000)

Series A redeemable preferred stock dividend	(305,884)
Effect of beneficial conversion feature related to issuance of Series B convertible preferred stock	(3,936,794)	-

Net loss allocated to common shareholders	$(19,549,036)	$(7,505,000)

Basic and diluted loss per share	$(4.06)	$(2.47)

Basic and diluted weighted average shares outstanding	4,810,568	3,036,724

See accompanying Notes to Consolidated Financial Statements.

GigaBeam Corporation
Consolidated Statements Cash Flows
	Year Ended December 31, 2005	Inception (Jan 5, 2004) through December 31, 2004
Cash flows from operating activities:
Net loss	$(15,306,358)	$(7,505,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	872,974	423,000
Provision for doubtful accounts	139,140	-
Increase in inventory provision for obsolescence	175,000	-
Warranty costs	96,000	-
Depreciation and amortization	262,002	11,520
Non-cash research and development and compensation expenses	314,025	340,526
Changes in assets and liabilities:
Accounts receivable	(741,296)	-
Inventories	(2,566,478)	(674,973)
Prepaid expenses and other current assets	(239,388)	(293,690)
Deposits	(13,201)	(37,023)
Accounts payable	1,315,930	1,101,793
Accrued liabilities	586,636	783,167

Net cash used in operating activities	(15,105,014)	(5,850,680)

Cash flows from investing activities:
Restricted cash	(160,405)	-
Investment in notes receivable	(95,000)	-
Purchase of property and equipment	(1,253,606)	(152,591)
Acquisition of patents and intangibles	(123,717)	(45,000)

Net cash used in investing activities	(1,632,728)	(197,591)

Cash flows from financing activities:
Issuance of common stock, net of costs	577,131	5,490,987
Issuance of preferred stock, net of costs	24,083,090	-
Proceeds from notes payable, net	-	3,425,000
Repayments of notes payable	-	(1,125,000)
Repayments of capital lease obligations	(263,130)	-
Issuance of convertible notes payable, net of related costs	2,169,481	-
Exercise of common stock warrants	1,155,440	-

Net cash provided by financing activities	27,722,012	7,790,987

Net increase in cash and cash equivalents	10,984,270	1,742,716
Cash and cash equivalents at beginning of period	1,742,716	-

Cash and cash equivalents at end of period	$12,726,986	$1,742,716

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statements Cash Flows

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$100,320	$255,560

Non-cash investing and financing transactions:
Common stock issued in connection with patent acquisition	$80,400	$-
Common stock issued in connection with deferred charges	$-	$429,000
Issuance of warrants in connection with convertible notes payable	$1,194,761	$-
Issuance of warrants and options in connection with convertible notes payable debt issue costs	$384,835	$-
Capital lease obligation incurred to finance the purchase of equipment	$524,832	$-
Conversion of convertible notes payable	$160,000	$-
Fair value adjustment of options granted	$188,612	$-
Issuance of options to consultants and vendor	$110,977	$128,007
See accompanying Notes to Consolidated Financial Statements.

GigaBeam Corporation
Consolidated Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid In Capital	Deferred Compensation	Accumulated Deficit	Total
Balance, January 5, 2004	-	$-	-	$-	$-	$-	$-	$-
Issuance of Common stock	-	-	4,603,440	4,603	8,415,384	-	-	8,419,987
Issuance of warrants in connection with notes payable	-	-	-	-	423,000	-	-	423,000
Deferred compensation	-	-	-	-	57,730	(57,730)	-	-
Amortization of deferred	-	-
compensation	-	-	-	-	-	12,519	-	12,519
Issuance of options to consultants and vendor	-	-	-	-	128,007	-	-	128,007
Net loss	-	-	-	-	-	-	(7,505,000)	(7,505,000)
Balance, December 31, 2004	-	$-	4,603,440	$4,603	$9,024,121	$(45,211)	$(7,505,000)	$1,478,513

Amortization of deferred compensation	-	-	-	-	-	14,436	-	14,436
Issuance of Common stock	-	-	104,500	105	657,438	-	-	657,543
Issuance of Series A redeemable preferred stock
- net of costs	11,277	11	-	-	6,700,517	-	-	6,700,528
Issuance of Series B convertible preferred stock
- net of costs	18,900	19	-	-	17,382,543	-	-	17,382,562
Issuance of common stock
warrants and options	-	-	-	-	1,579,596	-	-	1,579,596
Beneficial conversion feature -
convertible notes payable	-	-	-	-	882,261	-	-	882,261
Fair value adjustment of options granted	-	-	-	-	188,612	-	-	188,612
Issuance of options to consultants	-	-	-	-	110,977	-	-	110,977
Stock dividend, Series A redeemable preferred stock,
paid in shares of common stock	-	-	42,392	42	(42)	-	-	-
Conversion of notes payable	-	-	20,000	20	159,980	-	-	160,000
Common stock warrants exercised	-	-	228,800	229	1,155,211	-	-	1,155,440
Net loss	-	-	-	-	-	-	(15,306,358)	(15,306,358)
Balance, December 31, 2005	30,177	$30	4,999,132	$4,999	$37,841,214	$(30,775)	$(22,811,358)	$15,004,110

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Notes to Consolidated Financial Statements
1. Description of the Business:

GigaBeam Corporation (referred to as “the Company”, “us”, “our”, “we” or similar pronouns) designs, develops, markets, sells, leases, rents and installs advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber ™.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability. The Company also believes that it was one of the first entrants into this new and emerging market with the commercial deployment of its first communications link in March 2005 and initial revenue recognition from sale of its WiFiber II GigE series links in the quarter ended June 30, 2005.

WiFiber is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both WiFi and WIMAX.

Primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our initial WiFiber II series GigE and WiFiber G Series GigE products and initial sales, marketing, production and installation. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,490,987. In February 2005, the Company completed a private placement of $2,500,000 principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2,169,481. During the first quarter of 2005, the Company received $888,295 from the exercise of common stock purchase warrants issued in connection with its IPO. In addition, between May and July 2005, the Company completed a private offering of its 10% Series A redeemable preferred stock and common stock purchase warrants for gross proceeds of $7,950,285 and an offshore private placement of its common stock and common stock purchase warrants for gross proceeds of $652,125, resulting in aggregate net proceeds to the Company from these financings of approximately $7,277,658, after its payment of placement fees and other offering expenses of approximately $1,324,752. In October 2005, the Company received $267,145 from the exercise of additional common stock purchase warrants issued in connection with its IPO. In November 2005, the Company completed a private offering of its Series B convertible preferred stock and common stock purchase warrants for gross proceeds of $18,900,000 resulting in net proceeds of approximately $17,382,562, after payment of placement fees and other offering expenses of approximately $1,517,438.

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

Fair Value of Financial Instruments

The carrying values reflected in our consolidated balance sheets for cash and equivalents, receivables, notes receivable and short and long-term debt approximate their fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.
The Company operates in a single business segment, and is primarily producing advanced point-to-point wireless communication solutions for commercial, governmental and enterprise customers. Accounts receivable are concentrated with certain customers in the global telecommunications industry, which may subject the Company to concentration of credit risk.

The following table summarized the number of our significant customers as of December 31, 2005, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

Year Ended
December 31, 2005

Number of significant customers	2
Percentage of net sales	26%, 18%

Accounts Receivable

Accounts receivable transactions are recorded net of allowances for doubtful accounts. Allowances are based on aging of accounts receivable balances and credit worthiness of customers as determined by credit reviews, and as applicable, a review of customer payment histories.

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Inventories include the following:	December 31,
	2005	2004
Raw material	$2,142,401	$674,973
Finished goods	1,099,050	-
	3,241,451	674,973
Less provision for obsolescence	(175,000)	-
	$3,066,451	$674,973

Work in process at December 31, 2005 and 2004 was insignificant. During the year ended December 31, 2005 the provision for obsolescence of $175,000 was expensed to cost of sales.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:
	December 31,
	2005	2004
Prepaid contract expenses	$349,379	$250,000
Prepaid insurance	140,812	10,865
Other prepaid expenses and current assets	42,887	32,825
	$533,078	$293,690

Property and Equipment

Property and equipment and web-site development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred.

Intangibles

Intangible assets consist primarily of patents and trademarks. The Company has adopted the guidelines for accounting for these assets as set out in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the requirements as set out in SFAS 142, the Company amortizes the costs of acquired patents purchased over their remaining legal lives. Costs for current patent applications based on internally developed processes, primarily legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on initial patent life granted or evaluated for impairment periodically by the Company’s management.

At December 31, 2005 and 2004 intangible assets of $249,117 and $70,000, respectively were included in non-current other assets.

Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2005	2004
Estimated contract based costs(1)	$425,000	$456,630
Accrued interest payable	127,672	-
Accrued payroll and benefits(1)	806,788	216,605
Accrued warranty costs	81,976	-
Other	24,367	109,932
	$1,465,803	$783,167

During the year ended December 31, 2005 warranty costs of $96,000 were expensed to cost of sales.

(1) Liability categories individually in excess of 5% of total liabilities on the Consolidated Balance Sheet.

Revenue Recognition

The Company commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, (“EITF 00-21”) “Multiple Delivery Revenue Arrangements.”

If the separate elements within a bundled sale are not considered separate units of accounting, the delivery of individual elements is considered not to have occurred if there are undelivered elements that are essential to the overall functionality of the bundled sale transaction.

In accordance with SAB 104 revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services or unless the terms of the sale specifically call for formal acceptance by the customer. Under this exception, revenues will be deferred until such services have been performed and/or acceptance is acknowledged. Unearned income on service contracts is amortized by the straight-line method over the term of the individual contract. Installation revenue is recognized when the related services are performed. Shipping and handling fees billed to customers are classified on the Consolidated Statement of Operations as “Net sales” and the associated costs are classified in “Cost of sales”.

As revenues have occurred in 2005, the Company has established an accrual for warranty work associated with its link sale. Such warranty accrual is recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents the best estimate of the cost to settle existing and future claims on products sold and currently under warranty as of the balance sheet date. As of December 31, 2005, the Company has little or no historical trend of shipment levels related to return rates. As the number of product sales increase, we will begin to accumulate information on current and forecast returns and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrual could differ materially from what will actually transpire in the future.

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

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants or conversion of any convertible equities securities. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive:

Number of Shares
Notes convertible into common stock	487,622
Options to purchase common stock	1,067,810
Warrants to purchase common stock	5,160,857
Shares underlying Series B convertible preferred stock	2,480,348

Income Taxes

For the years ended December 31, 2005 and December 31, 2004, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $15,864,085 of Federal and of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2024.

The major components of net deferred tax asset and liabilities are follows:

	December 31,
	2005	2004
Deferred tax assets:
Inventory reserves	$68,075	$-
Employee benefit obligations	85,633	28,218
Warranty reserves	31,889	-
Bad debt reserves	54,125	-
Net operating loss carry forwards	6,171,129	104,646
Depreciation and amortization	3,137	1,255
Intangible Assets	2,201,842	2,752,302
Other	176,850	54,662
Total deferred tax assets	8,792,680	2,941,083

Deferred tax liabilities:
Depreciation and amortization	(54,860)	(2,740)
Net deferred tax asset before valuation allowance	8,737,820	2,938,343

Less valuation allowance	(8,737,820)	(2,938,343)

Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the available objective evidence, including projected future book and taxable income the Company determined that the realization of the deferred tax assets is not assured. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005 and December 31, 2004.

A reconciliation of the Company’s income tax benefit on income from continuing operations at the Federal statutory rate to the benefit for income taxes at the effective tax rate is as follows:

	December 31,
	2005	2004
Income tax benefit computed at the Federal statutory rate of 35%	$(5,539,038)	$(2,650,479)
State income taxes, net of Federal tax impact	(590,011)	(296,249)
Permanent differences	329,573	8,385
Changes in valuation allowance	5,799,476	2,938,343
	$-	$-

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

As required under Statement of Financial Accounting Standards SFAS No. 123, “Accounting For Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), the pro forma effects of recognizing the fair value of stock-based compensation on net loss has been estimated at the date of grant and shown below.

Accounting for Stock Options

During fiscal 2005 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS 123.  Effective January 1, 2006, we will adopt Statement of Financial Accounting Standards SFAS No. 123(R), “Share Based Payment (“SFAS 123(R”), which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue.  Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value.  Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 to $4.99	95,010	8.13 years	$1.00	47,504	$1.00
$5.00 to $6.99	575,100	8.97 years	5.57	107,525	5.03
$7.00 to $10.50	397,700	9.30 years	7.57	20,167	8.60
Total	1,067,810	9.02 years	5.91	175,196	4.35

 For purposes of the following pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods.

	For the year ended December 31, 2005	Inception (Jan. 5, 2004) to December 31, 2004
Net loss as reported	$(15,306,358)	$(7,505,000)
Less: Stock-based employee compensation determined under the intrinsic value method for all awards	14,436	12,519
Add: Stock-based employee compensation expense determined under fair value based method for all awards	1,034,880)	(181,315)
Pro forma net loss	$(16,326,802)	$(7,673,796)
Pro forma net loss per share, basic and dilutive	$(3.39)	$(2.53)
Weighted average shares outstanding, basic and diluted	4,810,568	3,036,724

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes assumptions:
Expected volatility	85%
Risk free interest rate, weighted average	4.03%
Dividend yield	0%
Expected life (range in years)	4	yrs.

The Company accounts for options issued to non-employees at fair value. Such value is recorded over the vesting period of related options. The fair value of the options is re-valued at each reporting period and the compensation expense for that period is adjusted accordingly.

Recent Accounting Pronouncements

Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current-period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes ARB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

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

The Company will adopt SFAS 123(R) using the modified prospective method on January 1, 2006. We will recognize compensation expense for stock based awards issued after January 2, 2006 on a straight-line attribution basis on the requisite service period for the entire award. We also expect to record expenses of approximately $1 million in fiscal 2006 related to the previously issued, unvested stock options for which vesting has not been accelerated. We will continue to use the Black-Scholes model to calculate the estimated fair value of stock options.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes in requirements of the accounting for a reporting of a change in accounting principle. SFAS 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on the financial position, results of operations or cash flows.

In June, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instruments” in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock (“EITF 05-2”). Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt.

The Company has outstanding 8% convertible notes with underlying warrants. The underlying warrants have been registered and cleared for trading within the time table allowed in the related issuance documents. There are no liquidated damage provisions within the note agreements, as the notes are secured by Company assets and a pledge of Company stock owned by founders and officers of the Company.

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

In September, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 05-07 and 05-08, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-07”), and “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (“EITF 05-08”) respectively

EITF 05-07 covers the issue of requirement of giving effect to a change in the fair value of an embedded beneficial conversion feature should a debtor and creditor modify cash or non-cash features in an outstanding convertible debt instrument, as defined within the conclusions of the EITF in EITF96-19.

The Company has outstanding 8% convertible notes which includes and embedded beneficial conversion feature accounted for under the provisions of EITF 00-27. The Company or its note holders have not modified either terms of the convertible notes issued that affect cash flow or other non-cash features since the original date of the notes.

EITF 05-08 requires issuers of convertible debt securities with nondetachable beneficial conversion features to account for differences in accounting and tax treatment of such conversion features as timing differences under the provisions of FASB SFAS 109 (“Accounting for Income Taxes”). EITF 05-08 is effective for the first interim or accounting period beginning after December 15, 2005.

The Company will adopt the reporting requirements of EITF 05-08 effective with the interim accounting period commencing January 1, 2006. The Company is evaluating the potential impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 1555, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”). SFAS 155 amends FASB SFAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, and can also be applied upon adoption for hybrid financial statements that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this statement.

The Company does not expect this Statement to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

Reclassifications

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation.

3. Property and equipment:

	December 31,
Property and equipment consist of the following:	2005	2004
Equipment - Engineering and production	$1,387,671	$93,313
Office and computer equipment	173,373	41,450
Leasehold improvements	134,013	-
Engineering software development cost	146,386	3,888
Demo equipment and spares	45,568	-
Other	36,843	13,940
	1,923,854	152,591
Less accumulated depreciation	(265,342)	(10,770)
	$1,658,512	$141,821

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $254,572 and $10,770, respectively.

Capital lease assets are included in property and equipment as follows:

	December 31,
	2005	2004
Machinery and office equipment	$524,832	$-
Less accumulated depreciation	(92,115)	-
	$432,717	$-

4. Convertible notes payable:

Convertible notes payable consist of the following:
	December 31,
	2005	2004
8% senior notes payable	$2,340,000	$-
Less unamortized discount	(831,423)	-
Less unamortized beneficial conversion feature	(612,681)	-
	$895,896	$-

On January 28 and February 1, 2005, the Company issued 8% senior convertible notes with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the Note’s maturity or conversion, in cash or, at each holder’s option, in shares of common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are collateralized by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and President.

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the year ended December 31, 2005, the Company recorded amortization of $363,338.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the year ended December 31, 2005, the Company recorded amortization of $240,044.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the redemption date, January 28, 2008.  We recorded interest expense of $269,580 during 2005 related to amortization of the beneficial conversion feature.  The unamortized balance of $612,681 has been recorded as a reduction to convertible notes payable.

During the quarter ended December 31, 2005 one noteholder requested conversion of $160,000 face value of notes to common shares. The common shares were issued and the related notes were retired prior to December 31, 2005.

5. Capital Leases:

In 2005, the Company entered into various capital leases for test equipment. As of December 31, 2005, the future minimum payments under leases are as follows:

Year ended December 31,
2006	$234,626
2007	23,357
2008	10,648
Total payment obligation	268,631
Less amount representing interest	(14,103)

Present value of net minimum obligation	254,528
Less current portion	(221,300)
Non current portion	$33,228

Payments under two of the leases are secured by letters of credit totaling $160,405 which expire in May 2006. The letters of credit are collateralized by restricted cash.

6. Equity Issues

During the period May 6, 2005 through July 26, 2005, we completed a private placement of 11,277 shares of our 10% Series A redeemable preferred stock (Series A stock), with a stated value of $700 per share, and 1,127,700 common stock purchase warrants for aggregate proceeds of $7,950,285, before payment of approximately $1,250,000 in placement and legal fees. Dividends are payable, at the rate of 10% per year, semi-annually, commencing November 15, 2005. Dividends can be paid, at our option, in either cash or shares of our common stock. At any dividend date, if we choose to make the dividend payment in shares of common stock, the number of shares to be issued will be based on a ten trading day volume weighted average price per share of the common stock ending five trading days before the dividend date.

Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011.

Any shares of the Series A stock outstanding will be mandatorially redeemable upon any issue of a $30 million Qualified Financing transaction by us. In the event the Series A stock has not been previously exchanged for securities in a Qualified Financing, then the Series A stock is redeemable at our options. We may redeem all or any of the outstanding shares of the Series A stock in cash, and upon notice annually on May 15 at a stipulated premium price, which declines annually until May 15, 2010, when the redemption price will be at the $700 per share stated price.

On July 29, 2005, we filed a registration statement covering (i) the resale by the investors in the financing of the warrants, the warrant shares and dividend shares; (ii) the issuance of the warrant shares to any purchasers of the warrants in the open market, and (iii) the issuance of any dividend shares which we may issue. The warrants have been listed together with warrants issued in February 2005 related to our $2,500,000, 8% convertible note issue on the OTC Bulletin Board under the symbol GGBMZ. The shares and warrants were issued in the financing without registration under the Securities Act of 1933 (the Act), as amended, in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated there under. The issuances did not involve any public offering. The registration statement became effective on August 24, 2005.

On November 15, 2005, we paid the first required dividend on the Series A stock in common stock. The total shares issued to holders of the Series A stock were 42,392, based on the formula as noted above.

In June and July 2005, we issued 92,500 shares of our common stock in an offshore offering as part of a unit that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011. On July 29, 2005, we filed a registration statement covering (i) the resale by the investors of the warrants and the warrant shares sold in the offshore offering, and (ii) the issuance of the warrant shares to any purchasers of the warrants in the open market. The warrants have been listed together with warrants issued with the Series A preferred stock issuance and with warrants issued in February 2005 related to our $2,500,000 8% convertible note issue on the Nasdaq Capital Market under the symbol GGBMZ. The shares and warrants were issued without registration under the Act in reliance upon the exemptions from registration provided under (4)(2) of the Act and Regulation S promulgated thereunder. The issuances did not involve any public offering. The registration statement became effective August 24, 2005.

Our common stock, the warrants described above along with warrants we issued in the IPO commenced trading on the Nasdaq Capital Market on March 27, 2006.

The net proceeds from the issuance of the Series A stock and the related concurrent common stock and warrant sales, are designated for continuing research and development activities toward development for commercial marketing of our GigE product lines, marketing of current and future product lines, acquisition of equipment and fixtures for engineering and production purposes, and for general corporate purposes.

On November 7, 2005, we issued 18,900 shares of our variable dividend series B convertible preferred stock (Series B stock), and 1,302,191 common stock purchase warrants at a price of $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to us of approximately $17,452,000 in a private placement of such securities to institutional investors. The shares and warrants were issued in the financing without registration under the Act by virtue of our reliance on exemptions provided in Section 4(2) of the Act and Regulation D promulgated there under. The proceeds from the issuance of the Series B stock and warrants were allocated between the Series B stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and we determined that a beneficial conversion feature existed. We have estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be approximately $3,936,794. The value of the beneficial conversion feature is included as an adjustment to the net loss to arrive at the net loss allocated to common shareholders while such preferred stock is outstanding.

The conversion price for the Series B preferred stock is $7.6199 per share, subject to adjustments set forth in the Certificate of Designation of Preferences, Rights and Limitations contained in the Certificate of Designation and Limitations governing the Series B stock.

The exercise price of the common stock purchase warrants is $7.9827, subject to adjustment, based on a weighted volume average trading volume as set out in a formula.

The variable dividend rate on the Series B issue is 8% per annum for the first three years, then 11% for the fourth year, and 14% thereafter.

We may redeem any then outstanding shares of the Series B stock in whole or in part, after November 7, 2008, subject to certain conditions and limitations, upon appropriate notice, at a cash redemption price equal to 110% of the stock’s stated value if redeemed prior to November 7, 2009, and at 100 % of the stated value after November 7, 2009.

Under the terms of the Series B stock issue, we were required to file a registration statement covering the resale of the underlying common stock purchase warrants and the common shares that would be issuable upon conversion of the Series B convertible preferred shares within 30 days of the issuance of the convertible preferred shares. We filed an SB-2 registration statement covering the resale of such securities on December 7, 2005, pursuant to Rule 415 of the Act, as amended. The registration statement became effective on December 21, 2005.

Under terms of the Series B stock issue, so long as any shares of the preferred stock remain outstanding, we are prohibited from paying dividends on our common stock or other designated Junior Securities.

Dividends on the Series B stock are due quarterly on the first day of January, April, July and October to share holders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for our common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted occur, and if funds required for the quarterly dividend payment are legally available, solely at our election, the dividend may be paid in cash or in shares of our common stock. If we elect to make the dividend payment in common stock, the number of shares to be issued shall be based on a formula where the total dollar value due is divided by a factor of 90% of the weighted average common stock trading price for the 20 consecutive trading days immediately prior to the dividend date. The Series B shareholders have the right to waive the stipulated events occurrence if not reached in the case where funds for payment of the dividend would not be legally available, enabling the dividend to be paid in common stock using the 90% weighted average price formula noted above.

On January 3, 2006, we paid the quarterly dividend to Series B stock shareholders in cash, amounting to $231,034, since the 20 day trailing average trading volume in our stock did not exceed the threshold 20,000 share figure noted above.

The net proceeds from the issuance of the Series B stock and common stock purchase warrants, are designated for continuing research and development activities toward development for commercial marketing of our GigE product lines, marketing of current and future product lines, acquisition of equipment and fixtures for engineering and production purposes, and for general corporate purposes.

7. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under noncancelable operating leases.

Future minimum lease payments under these operating leases are as follows:

2006	$433,893
2007	428,751
2008	167,957
2009	94,802
$1,125,403

Rental expense for operating leases was $588,043 and $36,915 for 2005 and 2004, respectively.

8. Subsequent Events:

On February 3, 2006, a bonus was approved and paid to certain current employees who had longevity with the Company since individual dates of hire in 2004. The total payment to nine employees was $149,500, and was paid as a percentage of base salaries and the individual hire dates of the nine employees.

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company approved bonus and performance goals for executive officers and certain other Company personnel for 2006 as the 2006 Bonus Plan. The Bonus Plan provides for payments of cash bonuses to the Company’s executive officers based upon (i) attainment of specified levels of revenue and net operating income/loss to be realized by the Company for the year 2006 and (ii) specified individual performance goals. No bonuses will be paid if the Company does not achieve a minimum level of $20,000,000 in revenues for the year 2006, as well as corresponding projected net operating income/loss levels for the year.

Additionally, the Compensation Committee approved a nominal increase of 5% in annual base compensation to certain of its executive officers effective January 1, 2006, and a one-time discretionary cash bonus performance award for calendar year 2005 to executive officers and certain employees.

9. Related Party Transactions

As described in Note 1, the Company completed a private offering of its 10% series A preferred stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. Of the total $8,602,410 gross proceeds of the financings, approximately $312,000, or 4% of the total monies raised were from related parties, specifically officers and directors of the Company. The terms of investment for the related parties were the same as those offered to non-related investors in these transactions.

See further detail of these transactions in Item 12 of our 10-KSB Annual Report for the year ended December 31, 2005

The Company paid fees in 2005 totaling $83,000 to The Hamblin Group for personnel recruitment services. The Hamblin Group is owned by an immediate family member of Mr. Alphonse M. Lucchese, who was a member of the Company’s Board of Directors until his resignation March 20, 2006. The terms, including pricing, on which the Company did business with Hamblin during 2005 were comparable to those on which the Company obtained similar services from other vendors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Small Business Issuer, and Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors and their respective ages and positions as of the date of this report are as follows:

Name	Age	Position(s)
Louis S. Slaughter*	54	Chairman of the Board, Chief Executive Officer, Treasurer and Assistant Secretary
Douglas G. Lockie+	60	President, Chief Technology Officer and Director
Thomas P. Wetmore	61	Senior Vice President of Sales and Marketing
Leighton J. Stephenson	58	Chief Financial Officer and Vice President of Finance and Administration
D. Duane Butler	48	Vice President of Link Operations
Don E. Peck	58	Vice President Engineering
Caroline Baldwin Kahl	48	Vice President, Corporate Counsel and Secretary
John E. Krzywicki	55	Vice President of Marketing, Strategy and Business Development
David A. Buckel+	44	Director
Richard D. Fiorentino#	56	Director
General Merrill A. McPeak*	70	Director
_____________

# Class I Director whose term will expire at the annual meeting of stockholders held in 2008.
+ Class II Director whose term will expire at the annual meeting of stockholders held in 2006.
* Class III Director whose term will expire at the annual meeting of stockholders held in 2007.

The following is a brief description of the business experience of our executive officers, directors and director nominees for at least the past five years.

Louis S. Slaughter, a co-founder of our company, has served as our chairman of the board of directors and chief executive officer since our company was founded in January 2004. Prior to founding our company, Mr. Slaughter served from June 2001 until September 2003, as the president, chief executive officer and founder of Loea Communications Corporation. From September 2000 until June 2001, Mr. Slaughter provided consulting services to numerous companies, including Trex Enterprises Corporation, the parent company of Loea. From March 1996 until August 2000, he served as the president, chief executive officer and co-founder of True Technology, Inc., a company providing test instrument systems to the medical device industry. From 1989 until 1995, Mr. Slaughter served as president, at different times, of three of Thermo Electron Corporation’s subsidiaries. Thermo Electron is a provider of high-tech instruments, scientific equipment, services and software solutions. Prior thereto, he served as chief financial officer of several subsidiaries of Bechtel Investments, Inc. Mr. Slaughter holds a bachelor of engineering degree in mechanical engineering from the University of New South Wales, Australia and a masters in business administration degree from the Harvard Business School.

Douglas G. Lockie, a co-founder of our company, has served as our president, chief technology officer and a director of our company since its formation in January 2004. From September 2003 until January 2004, he acted as an independent consultant. Mr. Lockie founded Endgate Corporation (which became Endwave Corporation in 1999), a leading component manufacturer for microwave and millimeter wave products, in August 1991. Mr. Lockie was executive vice president of Endgate/Endwave from 1993 until August 2003 and a member of the board of directors of Endgate/Endwave from August 1991 until July 2000. He served as vice president and general manager of Endgate from 1991 until 1993. He also co-founded Pacific Monolithics, Inc., a company that built microwave GaAs Ics and subsystems, worked for Watkins-Johnson Company, a company that manufactures semiconductor equipment and wireless communication products and served as an officer in the U.S. Airforce working as an avionics engineer for the F-15 Eagle Fighter Program. Mr. Lockie is a nationally respected expert in millimeter wave technology. He has co-authored 14 patents in the field of microwave and millimeter wave communications components and systems. He was a member of the FCC rulemaking committee for LMDS and has served on the FCC Spectrum Application Panel. Mr. Lockie has been instrumental in introducing gallium arsenide microwave circuitry into airborne radar (the F-15) and missile systems (AIM-120 AMRAAM). He designed the millimeter wave payload for the Teledesic Satellite Phase I system (at that time Calling Communications Corporation). He has led or contributed significantly to the development of microwave and millimeter wave radios at 12, 15, 18, 23, 28, 38 and 60 GHz. He is presently chair of the Wireless Communication Association “Above 60 GHz Spectrum Initiative.” Mr. Lockie received a Bachelor of Science degree in electrical engineering from Montana State University.

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

Leighton J. Stephenson has served as our chief financial officer and vice president of finance and administration since June 2005. For the two years prior to joining us, Mr. Stephenson acted as a financial consultant, including for the financial consulting firms of Jefferson Wells Inc., from March 2005 until June 2005, and Sirius Solutions, from July 2004 to February 2005, where he served as a contract-basis chief financial officer and oversaw various financial projects, such as merger and acquisition due diligence and Sarbanes-Oxley compliance evaluations and documentation, for various of the firms’ clients. Prior thereto, Mr. Stephenson served, from September 2000 to April 2003, as chief financial officer and vice president, finance and administration for P-Com, Inc., a worldwide supplier of broadband wireless systems, and, from 1993 to 2000, as chief financial officer, treasurer and secretary of Vallen Corporation, a Texas-based company engaged in the manufacture and distribution of industrial safety products and related services throughout North America. Mr. Stephenson earned a B.S. degree in accounting from Louisiana State University and a masters in business administration degree in finance from Pepperdine University and is a CPA.

D. Duane Butler has served as our vice president of link operations since June 2004. Prior thereto, he served as senior vice president - network engineering from October 1999 until January 2004 and as vice president - network operations from September 1995 until October 1999 of Fidelity Investments, a mutual fund company. From 1979 until 1995, he served as manager - SABRE networks formerly a division of American Airlines. Mr. Butler received a Bachelor of Science degree in business from Northeastern Oklahoma State University.

Don E. Peck has served as our vice president of engineering since June 2004. Prior thereto, he served as director, RF-micro-millimeter wave engineering and RF manufacturing technologies from January 2001 until May 2004 and director, microwave components from August 1996 until December 2000, of Harris Corporation, an international communications equipment company focused on providing product, system, and service solutions for commercial and government customers. From 1980 until 1996, he held various positions at Watkins-Johnson Company, a company that manufactures semiconductor equipment and wireless communication products. At Watkins-Johnson, Mr. Peck led the team that engineered and then transitioned to production of the AIM-120 AMRAAM missile front end. Mr. Peck received a Bachelor of Science degree in electrical engineering and a Master of Science degree in electrical engineering from the University of Illinois and the degree of electrical engineer (professional degree) from the University of Michigan.

Caroline Baldwin Kahl has served as our vice president, corporate counsel and secretary since November 2004. In April 2003, Ms. Kahl co-founded a privately-held woman-owned enterprise providing engineering, installation and commissioning services to wireline and wireless telecommunications companies. From February 2000 to March 2003, Ms. Kahl served as vice president, general counsel and secretary of P-Com, Inc., a developer and manufacturer of microwave and millimeter wave radios. From August 1994 until February 2000, she served as general counsel with P-Com Network Services, Inc., a wireless telecommunications installation and service company, and its predecessor company, Columbia Spectrum Management, a consulting firm providing wireless engineering and program management services to the personal communications services industry. She practiced law in the Washington, D.C. offices of Bryan Cave, LLP from August 1986 until August 1994. Ms. Kahl received her juris doctorate degree from Catholic University and a Bachelor of Arts degree with high honors from Connecticut College.

John E. Krzywicki has served as our vice president of marketing, strategy and business development since July 2005 on a part time basis and since August 2005 on a full time basis. Prior thereto, he served as president of TMNG Strategy, a company providing strategic consulting services to the telecommunications industry, since August 2003 and served as its vice president from March 2002 to August 2003. In January 1989, he founded Cambridge Strategic Management Group, a company providing strategic consulting services to the telecommunications industry, and served as its president until June 1999 after which he provided part time consulting services while on a personal sabbatical until March 2002. Mr. Krzywicki received his juris doctorate degree from Harvard University and a Bachelor of Science degree in economics from the Massachusetts Institute of Technology.

David A. Buckel, a certified management accountant, has served as a member of our board of directors since the consummation of our initial public offering in October 2004. He has served as chief financial officer of Internap Network Services Corporation, a company that provides route control technology and offers high-performance IP solutions for business-critical applications, since May 2004 and served as its financial vice president from July 2003 until May 2004. Prior thereto, he served as senior manager and president of AJC Finance and Market Group, a corporate acquisition consulting group, from November 2002 until June 2003. He also served as senior vice president and chief financial officer of Interland, Inc., a web hosting and online services company, from March 2001 until November 2002. Mr. Buckel served as senior vice president and chief financial officer of Applied Theory Corporation, an internet services company, from 1995 until March 2001. He currently serves as a director of Trinity Partners Acquisition Company. Mr. Buckel received his master in business administration degree in finance and operations management from Syracuse University and bachelor of science degree in accounting from Canisius College.

Richard D. Fiorentino was elected to the board of directors on March 21, 2006. Mr. Fiorentino is the founder of eyeSeven, Inc., a Boston-based company focused on the development of software enabling technology used in network applications in environmental, chemical, biological and nuclear markets. He has served as eyeSeven, Inc.’s Chief Executive Officer since its inception in 2001. From 1992 until 2001, he served as vice-president of marketing and later vice-president of engineering for Marathon Technologies Corporation, a company which Mr. Fiorentino co-founded and which pioneered the development of high reliability open servers for industry. He also served as Chief Executive Officer for Wavetraces, Inc. from 1989 until 1991, a company which developed and manufactured radar low-observable (stealth) technology; as Vice President of Engineering for Adage, Inc. from 1984 until 1989, and previously as a Group Product Manager and International sales manager for Digital Equipment Corporation from 1974 until 1983. Mr. Fiorentino began his career as a software engineer for RCA Computer Divisions. He received his Bachelor of Science in Computer Science from Boston University (Magna cum Laude), and his Masters of Business Administration from the Harvard Business School.

General Merrill A. McPeak has served as a member of our board of directors since the consummation of our initial public offering in October 2004. He has served as president of McPeak and Associates, a management consulting firm he founded in 1995. General McPeak entered the air force in 1957 and served in various positions throughout his tenure. From October 1990 until October 1994 he was chief of staff of the U.S. Air Force. He also served as commander-in-chief, pacific air forces from 1988 until 1990, commander, twelfth air force from 1987 until 1988 and deputy chief of staff, programs and resources from 1985 until 1987. He serves as director of Tektronix, Inc., Health Sciences Group, Inc., Del Global Technologies Company, and MathStar. Since September 2002, General McPeak has also been the Chairman of Ethicspoint, Inc., a company that provides confidential corporate governance compliance reporting and whistleblower reporting services. General McPeak also serves as a director of several private companies. He received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University.

Other key personnel

Robert A. Sutherland, 50, has served as our director of engineering since January 2004. Mr. Sutherland was a consultant for numerous companies from October 2003 until he joined us. Prior thereto, Mr. Sutherland served as principal engineer for BitBlitz Communications Inc., a semiconductor company building integrated circuits for the fiber-optic market, from September 2002 until October 2003. Mr. Sutherland was a member of the technical staff responsible for the RF portion of a design for tracking services for Wheels of Zeus, Inc., a company developing a wireless network combining global positioning system and wireless technologies, from February 2002 until August 2002. He served as senior systems engineer for Blaze Networks, Inc., a fiber-optic transceiver company specializing in coarse wavelength division multiplexing solutions, from 1999 until February 2002. He co-founded Ashtech, Inc., a company that produced global positioning system equipment, and served as its senior RF engineer. He also served as senior RF engineer for MicroUnity Systems Engineering, Inc., a semiconductor company, and senior RF engineer for Trimble Navigation Ltd., a company that produces global positioning system technology. With an extensive background in signal processing and microwave design, Mr. Sutherland has worked in several fields including coarse wavelength division multiplexer optical transceivers, cable modems, global positioning systems, and electronic warfare. Mr. Sutherland holds three patents in the field of signal processing. Mr. Sutherland received a Bachelor of Science degree in electrical engineering from the University of California at Berkeley.

Scott Wetenkamp Ph.D, 56, has served as an engineering consultant to us since February 2004. Dr. Wetenkamp has served as president of SCEAN, a sole proprietor consulting company, since 1986. From 1999 until December 2001, he served as vice president of Micro Lambda Wireless, Inc., a microwave sources company. Prior thereto, he served as a senior member of the technical staff of Pacific Monolithics, Inc., a company that built microwave GaAs Ics and subsystems, from 1991 until 1993. He is vice chair of the 2006 International Microwave Symposium for the Microwave Theory and Techniques Society of the Institute of Electrical and Electronics Engineers and serves on the administrative committee of the Microwave Theory and Techniques Society of the Institute of Electrical and Electronics Engineers. He holds one patent in the field of microwave power detection. Mr. Wetenkamp received a Bachelor of Science degree, a Master of Science degree and a doctorate degree, all in electrical engineering and from the University of Illinois

Audit committee

Our Board of Directors has appointed a separately standing audit committee. Messrs. Buckel, Fiorentino and McPeak serve on our audit committee. Our board of directors has determined that Mr. Buckel is the audit committee “financial expert”, as that term is defined in SEC regulations and in NASD marketplace rules, serving on our audit committee. Our board of directors adopted an audit committee charter in the first quarter 2005.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2005.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of our code of business conduct and ethics to any person, free of charge, upon written request to our corporate secretary at GigaBeam Corporation, 470 Springpark Place, Suite 900, Herndon, VA 20170.

Item 10. Executive Compensation

The following table provides information summarizing the compensation earned for services rendered in all capacities to us and our subsidiary for the fiscal years ended December 31, 2004 and 2005, our only fiscal years to date, by (i) our chief executive officer, and (ii) each of our four other most highly compensated executive officers, who were executive officers on December 31, 2005 and whose salary and bonus during 2005 was in excess of $100,000. These executive officers are sometimes referred to in this annual report as “Named Executive Officers.”

2005 SUMMARY COMPENSATION TABLE

	Annual compensation(1)		Long-term compensation awards
Name and principal position	Year	Salary	Bonus	Shares of common stock underlying options (#)
Louis S. Slaughter, Chief Executive Officer	2005 2004	$250,000 $240,384	$37,500 -	- -
Douglas G. Lockie, President, Chief Technical Officer	2005 2004	$225,000 $216,346		- -
Thomas P. Wetmore, Senior Vice President of Sales and Marketing	2005 2004	$200,000 $176,923	$30,000 -	- -
Don E. Peck, Vice President of Engineering	2005 2004	$185,000 $103,173	$13,875 -	57,200 57,200
D. Duane Butler, Vice President of Link Operations	2005 2004	$190,000 $90,615	$11,875 -	- 57,200 (2)

 (1) No bonuses were awarded to any executive officers in 2004. On January 5, 2006, longevity bonuses were awarded to Messrs. Slaughter, Lockie, Wetmore, Peck and Butler in the respective amounts of $37,500, $33,750, $30,000, $13,875 and $11,875.

The Compensation Committee of the Board of Directors, on February 3, 2006, authorized the payment of a one-time discretionary cash bonus performance award for calendar year 2005 to certain employees, including the following executive officers: $37,500 to Mr. Slaughter, $33,750 to Mr. Lockie, $30,000 to Mr. Wetmore, $27,750 to Mr. Peck and $28,500 to Mr. Butler.

(2) This option was granted on July 12, 2004, with an exercise price of $5.00 per share, and vests in four equal installments of 25% on July 12th of each of the years 2005, 2006, 2007 and 2008, subject to forfeiture under certain conditions and to 100% vesting commencing six months after a change of control as defined in the stock option agreement.

The following table sets forth the options granted by us to the Named Executive Officers in the 2005 Fiscal Year:

OPTION GRANTS IN 2005 FISCAL YEAR

Individual grant
Name	Number ofshares of common stock underlying options granted	% of total options granted to employees during year	Exercise price ($/Sh)	Expiration date

Louis S. Slaughter	_	_	_	_
Douglas G. Lockie	_	_	_	_
Thomas Wetmore	_	_	_	_
Don E. Peck	57,200 (1)	11%	$7.15	5/13/2015
D. Duane Butler	_	_	_	_

(1) This option vests in three equal installments of 33 1/3% on May 13th of each of the years 2006, 2007 and 2008, subject to forfeiture under certain conditions and to 100% vesting commencing six months after a change of control as defined in the stock option agreement.

The following table sets forth information with respect to the December 31, 2005 option values held by each of our Named Executive Officers who held options at December 31, 2005:

Aggregated Option Exercises in 2005
and Option Values at December 31, 2005

			Number of securities underlying unexercised options at December 31, 2005		Value of unexercised in-the-money options at December 31, 2005 (1)
Name	Shares acquired on exercise	Value realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Don E. Peck	-	$-	14,300	100,100	$37,180	$137,280
D. Duane Butler	-	$-	14,300	42,900	$37,180	$111,540

(1) The value of each option is based on $7.60, the last reported sales price of our common stock reported by the OTC Bulletin Board on December 31, 2005, less the exercise price payable for such shares.

2004 Stock Option Plan

The purpose of our 2004 stock option plan is to provide additional incentives to our officers, other key employees, directors and important consultants by encouraging them to invest in shares of our common stock, and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

At December 31, 2005, the aggregate number of shares of our common stock that could be issued under our 2004 stock option plan was 1,100,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or similar circumstances as determined by the committee administering the 2004 stock option plan in its sole discretion, the aggregate number and kind of shares which may be issued under our 2004 stock option plan shall be appropriately adjusted in a manner determined in the sole discretion of the committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2004 stock option plan. The shares of our common stock subject to options, which have terminated unexercised, either in whole or in part, shall be available for future option grants under our 2004 stock option plan.

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

As of December 31, 2005 options to purchase 901,800 shares of common stock were outstanding under the 2004 Stock Option Plan. Accordingly, as of that date the remaining number of shares for which options could be granted were 198,200.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Item 11 below.

2006 Bonus Plan

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company approved bonus and performance goals for executive officers and certain other Company personnel for 2006 as the 2006 Bonus Plan. The Bonus Plan provides for payments of cash bonuses to the Company’s executive officers based upon (i) attainment of specified levels of revenue and net operating income/loss to be realized by the Company for the year 2006 and (ii) specified individual performance goals. No bonuses will be paid if the Company does not achieve a minimum level of $20,000,000 in revenues for the year 2006, as well as corresponding projected net operating income/loss levels for the year.

Employment Agreements

On October 13, 2004, our employment agreements with Messrs. Slaughter, Lockie and Wetmore became effective. Our employment agreement with Mr. Peck commenced in May 2004. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Messrs. Slaughter, Lockie, Wetmore, and Peck are entitled to receive annual base salaries of $250,000, $225,000, $210,000 and $194,250 respectively effective January 1, 2006. These annual base salaries will be reviewed annually and may be increased by the board of directors or compensation committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that we may establish from time to time.

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

Director Compensation

Our directors who are also employees do not receive any additional compensation for their services as directors. During the year ended December 31, 2005, our non-employee directors each received $1,000 for each board of directors meeting attended for their services as directors and were reimbursed for reasonable travel expenses to attend meetings. During 2006, our non-employee directors are entitled to an annual fee of $15,000 payable quarterly in advance. In addition, each non-employee director will receive $1,000 for each board meeting attended in person or committee meeting held separately from a board meeting, and $500 for any telephonic board meeting or committee attended and reimbursement for reasonable travel expenses in attending meetings. The chairmen of the standing board committees are to receive the following additional annual compensation:

Audit Committee	$5,000
Compensation Committee	$2,500
Corporate Governance and Nominating Committee	$1,000

In connection with their appointment to the board of directors Messrs. Buckel, McPeak and Lucchese (who resigned from the board in March, 2006) were each granted stock options to purchase 45,000 shares of our common stock at an exercise price of $5.05 vesting one-third per year over three years, and subject to 100% vesting commencing six months after a change of control as defined in the stock option agreements. On January 5, 2006 the Company granted Messrs. Buckel, Lucchese and McPeak each ten-year stock options to purchase 25,000 shares of our common stock at an exercise price of $8.00, vesting annually over a three-year period.

On March 21, 2006, Mr. Fiorentino was granted options to purchase 30,000 shares of our common stock at an exercise price of $9.55, vesting one third per year over 3 years.

Item 11. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remain available for future issuance
Equity compensation plans approved by security holders (1)	901,800	$6.258	198,200
Equity compensation plans not approved by security holders (2)	3,749,013	$6.858	-
Total	4,650,813		198,200

________________
(1)
At December 31, 2005, under our 2004 stock option plan, there were 107,525 options exercisable to purchase shares of our common stock, there were 794,275 options granted but not yet exercisable and 198,200 shares of common stock eligible for grant.

(2)
At December 31, 2005, under non-plan options, there were options currently exercisable to purchase 67,671 shares of common stock and options granted but not yet exercisable to purchase 98,339 shares of common stock.  At December 31, 2005, there were warrants currently exercisable to purchase 3,453,003 shares of common stock and warrants issued but not yet exercisable to purchase 130,000 shares of common stock.

PRINCIPAL STOCKHOLDERS

The following table presents information regarding beneficial ownership of our common stock as of March 21, 2006 by each of the following persons:

•	each of our directors;

•	each of our Named Executive Officers

•	all of our executive officers and directors, as a group; and

•	each person known by us to beneficially hold five percent or more of our common stock.

Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or convertible notes that are exercisable or convertible within 60 days of March 21, 2006 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership of common stock is based on 5,116,606 shares of our common stock outstanding at March 21, 2006. The address for each executive officer and director of the Company is c/o GigaBeam Corporation, 470 Springpark Place, Suite 900, Herndon, Virginia 20170.

Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percent of ownership of common stock
Louis S. Slaughter	1,126,845 (1)	21.89%
Douglas G. Lockie	1,089,495 (2)	21.26%
Thomas P. Wetmore	172,500	3.37%
Don E. Peck	55,167 (3)	*
David A. Buckel	15,000 (4)	*
Richard I. Fiorentino	0	0%
Merrill A. McPeak	23,530 (5)	*
Ameristock Corp., Wainwright Holdings, Inc. and Nicolas D. Gerber	595,050 (6)	11.63%
Harvey Silverman	520,172 (7)	10.17%
Edward S. Gutman	343,864 (8)	6.72%
Phillips W. Smith Family Trust	271,000 (9)	5.31%
D. Duane Butler	14,300 (10)	*
All directors and executive officers as a group (11 persons)	2,522,337 (11)	47.76%

___________________
* Less than 1%

(1)	Includes 150,000 shares of common stock held by Bittersweet Holdings LLC and 30,000 shares underlying Z warrants. Mr. Slaughter also owns 300 shares of our 10% Series A redeemable preferred stock.

(2)	Includes 7,200 shares underlying Z warrants. Mr. Lockie also owns 72 shares of our 10% Series A redeemable preferred stock.

(3)
Includes 7,500 shares underlying Z warrants and 47,667 shares underlying options that are exercisable within 60 days of March 21, 2006.  Does not include 66,733 shares underlying options that are not exercisable within 60 days of March 21, 2006. Mr. Peck also owns 75 shares of our 10% Series A redeemable preferred stock.

(4)
Represents shares issuable upon exercise of options exercisable within 60 days as of March 21, 2006. Does not include 85,000 shares underlying options that are not exercisable within 60 days of March 21, 2006.

(5)
Includes 15,000 shares underlying options that are exercisable within 60 days as March 21, 2006, 5,000 shares underlying IPO warrants and 1,000 shares underlying Z warrants. Does not include 55,000 shares underlying options that are not exercisable within 60 days of March 21, 2006. General McPeak also owns 10 shares of our Series A redeemable preferred stock.

(6)
According to a Schedule 13G filed by Ameristock Corporation, Wainwright Holdings Inc. and Nicholas D. Gerber with the SEC on October 29, 2004, the shares of common stock reported herein as beneficially owned are owned directly by Ameristock Corporation, an investment adviser, for its own account. Because Ameristock Corporation is a wholly-owned subsidiary of Wainwright Holdings, Inc., Wainwright Holdings, Inc. beneficially owns the shares of our common stock that are directly owned by Ameristock Corporation. In addition, because Mr. Gerber is a 42% shareholder of Wainwright Holdings, Inc. (jointly, with his spouse) and may exercise investment power with respect to the shares of our common stock owned by Ameristock Corporation, Mr. Gerber may be deemed to beneficially own the shares of common stock owned by Ameristock Corporation. Mr. Gerber expressly disclaims such beneficial ownership, except to the extent of his indirect pecuniary interest. The address of Ameristock is post office box 6919, Morago, CA 94570. The address of Wainwright Holdings, Inc. is 103 Foulk Road, Suite 202, Wilmington, DE 19803. The address of Nicholas D. Gerber is post office box, Morago, CA 94570.

(7)
According to a Schedule 13G filed by Mr. Silverman with the SEC on March 22, 2005, of the 520,172 shares beneficially owned by him: (i) 116,600 shares are owned by Silverman Partners, LP, a limited partnership of which he is general partner (“SP”); (ii) 189,286 shares are issuable to SP upon exercise of warrants owned by it; (iii) 89,286 shares are issuable to Silverman Partners Class D L.P. (“SPD”), a limited partnership of which Mr. Silverman is general partner, upon the exercise of warrants owned by it; (iv) 62,500 shares are issuable upon conversion of a promissory note owned by SP and (v) 62,500 shares are issuable upon conversion of a promissory note owned by SPD. The business address of Mr. Silverman is c/o Silverman Partners, LP, 888 Seventh Avenue, New York, NY 10106.

(8)
According to a Schedule 13G filed by Mr. Gutman with the SEC on March 22, 2005, of the 343,864 shares owned by him: (i) 20,000 shares are owned by him individually; (ii) 155,714 shares are issuable to him upon exercise of warrants owned by him; (iii) 25,000 shares are issuable upon conversion of promissory notes issued to him; (iv) 1,700 shares are owned by the Gutman Family Foundation (the “Foundation”), of which Mr. Gutman is the President and, as President, he has sole dispositive and voting power over the shares held by the Foundation; (v) 70,914 shares are issuable to the Foundation, upon exercise of warrants owned by it; (vi) 25,000 shares are issuable to the Foundation upon conversion of a promissory note issued to it; (vii) 26,786 shares are issuable to the HRG Trust, a trust for the benefit of Mr. Gutman’s adult children and for which investment decisions are directed by him (“HRG Trust”), upon exercise of warrants and (viii) 18,750 shares are issuable to the HRG Trust upon conversion of a promissory note issued to it by the Company. Mr. Gutman’s address is 888 Seventh Avenue, 17th Floor, New York, NY 10106.

(9)
According to a Schedule 13G filed with the SEC on June 27, 2005 by the Phillips W. Smith Family Trust (the “Smith Trust”) and Phillips W. Smith, the shares of common stock reported herein as beneficially owned are owned directly by the Smith Trust and include 71,000 shares issuable upon exercise of Z warrants. Because Mr. Smith is a trustee of the Smith Trust and has sole voting and dispositive power with respect to the shares of our common stock beneficially owned by such trust, Mr. Smith may also be deemed to beneficially own these shares. The address of the Smith Trust and Mr. Smith is 7501 North Ironwood Drive, Paradise Valley, Arizona 85257.

(10)
Represents shares issuable upon exercise of options exercisable within 60 days of March 21, 2006. Does not include 42,900 shares underlying options that are not exercisable within 60 days of March 21, 2006.

(11)
Includes 50,700 shares underlying Z warrants, 12,000 shares underlying IPO warrants and 101,967 shares that are issuable upon the exercise of options that are exercisable within 60 days of March 21, 2006. Does not include 409,633 shares underlying options that are not exercisable within 60 days of March 21, 2006.

Item 12. Certain Relationships and Related Transactions

In connection with the $2.5 million note financing we completed in February 2005, each of Mr. Slaughter, our chief executive officer, and Douglas G. Lockie, our president, personally pledged 540,993 of his shares of our common stock as partial security for our obligations under the 8% convertible notes due January 2011 that were issued by us in that financing.

In connection with our May through July 2005 private placement of Series A preferred stock and class Z warrants, Mr. Slaughter purchased 300 shares and 30,000 warrants for $211,500 in June 2005, and, in July 2005, Mr. Lockie purchased 72 shares and 7,200 warrants for $50,760, Don E. Peck, our vice president of engineering, purchased 75 shares and 7,500 warrants for $52,875, John E. Krzywicki, our vice president of marketing, strategy and business development, purchased 50 shares and 5,000 warrants for $35,250 and General McPeak, one of our directors, purchased 10 shares and 1,000 warrants for $7,050.

We issued a total of 12,000 shares of our common stock to the shareholders of Social Fabric Corporation, including 83 shares to Mr. Lockie, as consideration for our purchase of a patent from such entity on July 11, 2005.

The Company paid fees in 2005 totaling $83,000 to The Hamblin Group for personnel recruitment services. The Hamblin Group is owned by an immediate family member of Mr. Alphonse M. Lucchese, who was a member of the Company’s Board of Directors until his resignation on March 20, 2006. The terms, including pricing, on which the Company did business with Hamblin during 2005 were comparable to those on which the Company obtained similar services from other vendors.

In connection with his resignation from the Board of Directors, Mr. Lucchese entered into a Consulting Agreement with the Company effective March 20, 2006 (the “Consulting Agreement”) to provide twelve days per year of sales and marketing consulting services until January 7, 2009. Under the terms of the Consulting Agreement, the Company agreed to pay Mr. Lucchese $20,000 per year payable at the beginning of each calendar quarter in the amount of $5,000 per quarter plus expenses. In addition, in the event Mr. Lucchese performs any additional special projects at the request of the Company, the Company agreed to pay Mr. Lucchese a special project fee of $1,000 per day. Mr. Lucchese’s options to 45,000 shares of common stock of the Company granted October 14, 2004 and 25,000 shares of common stock of the Company granted January 5, 2006 will continue to vest during the term of the Consulting Agreement and remain exercisable in accordance with the Company’s 2004 Stock Option Plan.

Ameristock Corp.

We entered into a note and warrant purchase agreement, dated January 26, 2004 and amended on April 19, 2004, with Ameristock Corp., who became one of our principal stockholders upon the consummation of the initial public offering. Upon execution of the agreement, we received $1,000,000 in financing from Ameristock and issued to Ameristock a $1,000,000 convertible note and warrants to acquire 40,000 shares of our common stock at an exercise price of approximately $.001 per share. The note was unsecured and accrued interest at a compounded rate of 10% per year.

On April 19, 2004, we entered into another note and warrant purchase agreement with Ameristock, which provided for its funding to us of $1,500,000 in four installments including $900,000 in April 2004 and $200,000 in each of May, June, and July 2004. We issued notes identical to those issued in connection with the January 2004 Ameristock financing to evidence all of these loans. In addition, we issued to Ameristock warrants to purchase 60,000 shares of our common stock in connection with the April 2004 installment financing, all at an exercise price of approximately $.001 per share.

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

In connection with our $1.0 million bridge financing in September 2004, Ameristock guaranteed our repayment of the notes, which guarantee was secured by all of the shares of our common stock benefically owned by Louis S. Slaughter, our chief executive officer, chairman and co-founder. Both Ameristock’s guarantee and the pledge of shares securing it terminated upon the consummation of the initial public offering, as all of the bridge notes were repaid upon consummation of the initial public offering from the proceeds of that offering. In consideration for Ameristock’s guarantee of the bridge notes we paid it $50,000 on or before the end of November 2004.

Item 13. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (2)	Amended and Restated Certificate of Incorporation of GigaBeam Corporation.
3.2(2)	Amended and Restated Bylaws of GigaBeam Corporation.
3.3(6)	Certificate of Designation of the 10% Series A Redeemable Preferred Stock of GigaBeam Corporation.
3.4(11)	Certificate of Designation of the Series B convertible preferred stock of Gigabeam Corporation.
4.1(1)	Purchase Options granted to HCFP Brenner Securities, LLC on October 13, 2004.
4.2(7)	Warrant Agreement (class B) dated October 19, 2004 between Continental Stock Transfer & Trust Company and GigaBeam Corporation.
4.3(7)	Warrant Agreement (class Z) dated January 28, 2005 between Continental Stock Transfer & Trust Company and GigaBeam Corporation.
4.4(7)	Amendment dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and GigaBeam Corporation
4.5(7)	Purchase Option granted to HCFP Brenner Securities, LLC on January 28, 2005.
4.6(11)	Form of Common Stock Warrants issued to investors in the Company’s 10% series A Preferred Stock and Warrant offering.
4.6(9)	Form of Registration Rights Agreement dated November 7, 2005 by and among GigaBeam Corporation and each of the Purchasers signatory thereto.
4.7	Purchase Option granted to HCFP Brenner Securities, LLC on November 7, 2005
4.8	Purchase Option granted to HCFP Brenner Securities, LLC on November 7, 2005
10.1(4) +	GigaBeam Corporation 2004 Stock Option Plan, as amended.
10.2(2)+	Employment Agreement by and between GigaBeam Corporation and Louis S. Slaughter dated as of July 12, 2004.
10.3 (2)+	Employment Agreement by and between GigaBeam Corporation and Douglas Lockie dated as of July 12, 2004.
10.4 (2)+	Employment Agreement by and between GigaBeam Corporation and Thomas P. Wetmore dated as of July 12, 2004.
10.5(2)+	Employment Agreement by and between GigaBeam Corporation and Don E. Peck dated as of July 12, 2004.
10.6(2)*	Strategic Alliance Agreement between Sophia Wireless, Inc. and GigaBeam Corporation dated February 6, 2004, as amended on April 22, 2004.
10.7(2)*	Strategic Alliance Agreement between ThinKom Solutions, Inc. and GigaBeam Corporation dated January 5, 2004, as amended on April 28, 2004.
10.8(1)	Merger, Acquisition and Other Business Arrangement Agreement dated October 19, 2004 by and between GigaBeam Corporation and HCFP/Brenner Securities LLC.
10.9(2)	Second Amendment to the Strategic Alliance Agreement between GigaBeam Corporation and ThinKom Solutions, Inc. dated as of July 31, 2004.
10.10(1)*	Amended and Restated Strategic Alliance Agreement between Sophia Wireless, Inc. and GigaBeam Corporation dated December 10, 2004

Exhibit Number		Exhibit Title
10.11(3)		Employment Offer between the GigaBeam Corporation and Caroline Kahl, Esq.
10.12(1)		Deed & Industrial Lease dated November 15, 2004 between the GigaBeam Corporation and CalEast Industrial Investors, LLC.
10.13(1)		Agreement dated November 15, 2004 between GigaBeam Corporation and Lincoln Electric Company.
10.14(5)		Securities Purchase Agreement dated as of January 28, 2005 by and among GigaBeam Corporation, HCFP/Brenner Securities LLC and the investors listed therein.
10.15(5)		Form of 8% Senior Convertible Note of GigaBeam Corporation due 2011.
10.16(5)
General Security Agreement dated as of January 28, 2005 by and between GigaBeam Corporation and the collateral agent for the ratable benefit of the holders of the 8% Senior Convertible Notes of GigaBeam Corporation.

10.17(5)
Stock Pledge Agreement dated as of January 28, 2005 by and among Louis S. Slaughter, Douglas Lockie and the collateral agent for the ratable benefit of the holders of the 8% Senior Convertible Notes of GigaBeam Corporation.

10.18(1)		Certificate of Designation of the 10% Series A Redeemable Preferred Stock of the Company.
10.18(2)		Form of Private Warrant Certificate for warrants issued to investors in May - June 2005 private placements of preferred stock and warrants.
10.18(3)		Form of Private Warrant Certificate for warrants issued to investors in offshore placement of common stock and warrants in June and July 2005.
10.18(4)		Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company.
10.18(5)		Amendment dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company.
10.18(6)		Form of Subscription/Registration Rights Agreement between GigaBeam Corporation and each holder of the 10% Series A Redeemable Preferred Stock of GigaBeam Corporation.
10.19(7)		Form of Consulting Agreement dated June 1, 2005 by and between GigaBeam Corporation and RTEM LLC.
10.20(7)+		Offer Letter by and between GigaBeam Corporation and John Krzywicki dated July 8, 2005.
10.21(8)+		Compensation terms for Leighton Stephenson.
10.22(9)	(9)	Development Agreement for Proprietary Expitaxial DHBT Structure Compatible with VIP 2 InP IC Processing between GigaBeam Corporation and Vitesse Semiconductor Corporation dated August 8, 2005.
10.23(10)**	(10)**	Agreement dated September 29, 2005 between GigaBeam Corporation and AIXTEK Inc. for the purchase and sale of communication links.
10.24(11)	(11)	Form of Purchase Agreement dated November 7, 2005 by and among GigaBeam Corporation and each of the Purchasers signatory thereto
10.25(11)	(11)	Form of Common Stock Warrant issued to investors with the Company’s Series B convertible preferred stock and warrant offering.
10.26(12)		Third Amendment to the Strategic Alliance Agreement by and between GigaBeam Corporation and ThinKom Solutions, Inc. dated December 29, 2005.
10.27**		Agreement for Purchase and Sale of GigaBeam WiFiber™ Links between GigaBeam Corporation and Empire Telecom Solutions, Inc. dated February 1, 2006.

Exhibit Number	Exhibit Title
10.28+	Terms of 2006 Executive Bonus Plan
21(1)	Subsidiary of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________

(1)	Incorporated by reference to the applicable exhibit filed with our Annual Report on Form 10-KSB filed with the SEC on April 15, 2005.

(2)	Incorporated by reference to the applicable exhibit filed with our registration statement on Form SB-2 (SEC File No. 333- 116020).

(3)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated November 21, 2004 filed with the SEC on November 26, 2004.

(4)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated March 25, 2005 filed with the SEC on March 29, 2005.

(5)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated January 28, 2005 filed with the SEC on February 3, 2005.

(6)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated May 6, 2005 filed with the SEC on May 12, 2005.

(7)	Incorporated by reference to the applicable exhibit filed with our registration statement on Form SB-2 (SEC File No. 333-124662).

(8)	Incorporated by reference to the applicable exhibit filed with our Quarterly Report on Form 10-QSB for the period ending June 30, 2005 filed with the SEC on August 17, 2005.

(9)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated August 8, 2005, filed with the SEC on August 12, 2005.

(10)	Incorporated by reference to the applicable exhibit filed with our Quarterly Report on Form 10-QSB for the period ending September 30, 2005, filed with the SEC on November 11, 2005.

(11)	Incorporated by reference to applicable exhibit filed with our current report on Form 8-K for the event dated November 4, 2005, filed with the SEC on November 8, 2005.

(12)	Incorporated by reference to the applicable exhibit filed with our current Report on Form 8-K for the event dated December 29, 2005, filed with the SEC on January 5, 2006.

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

**	Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

Item 14. Principal Accountant Fees and Services

BDO Seidman, LLP are our independent registered public accounting firm who reported on our financial statements for the fiscal years ended December 31, 2004 and 2005.

The aggregate fees billed by our independent auditor for the fiscal years ended December 31, 2004 and 2005 are set forth below.

	2004	2005
Audit Fees (1)	$167,653	$316,941
Audit Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---
Total	$167,653	$316,941

(1)  Includes services rendered for the audit of our annual financial statements for the six months ended June 30, 2004 and the years ended December 31, 2005 and 2004, the review of the financial statements included in our Forms 10-QSB for 2005 and 2004 and our Registration Statements on Form SB-2.

Our Audit Committee is responsible for pre-approving all auditing services and permissible non-audit services provided by our outside auditor, and all of the above fees were approved by the Audit Committee.

GigaBeam Corporation

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGABEAM CORPORATION

By:	/s/ Louis S. Slaughter
Louis S. Slaughter,
Chairman of the Board and Chief Executive Officer

April 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities noted and on the date indicated..

Signature	Title	Date
/s/ Louis S. Slaughter Louis S. Slaughter	Chairman of the Board, Chief Executive Officer, Treasurer and Assistant Secretary (Principal Executive Officer)	April 3, 2006
/s/ Douglas G. Lockie Douglas G. Lockie	Director, President, Chief Technology Officer	April 3, 2006
/s/ Leighton J. Stephenson Leighton J. Stephenson	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)	April 3, 2006
/s/ David A. Buckel David A. Buckel	Director	April 3, 2006
/s/ Richard I. Fiorentino Richard I. Fiorentino	Director	April 3, 2006
/s/ General Merrill A. McPeak General Merrill A. McPeak	Director	April 3, 2006