Form 10QSB
period 2006-03-31
GIGABEAM CORP
filed 2006-05-15
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

(Commission file number: 005-50985)

 GigaBeam Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	20-0607757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

470 Springpark Place, Suite 900
Herndon, VA 20170
(Address of principal executive offices)

(571) 283-6200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐     No   ☒

The number of shares of the issuer’s Common Stock outstanding on May 9, 2006 was 5,651,617.

Transitional Small Business Disclosure Format (check one): Yes   ☐     No   ☒

GigaBeam Corporation
Index to Form 10-QSB

Part I - Financial Information, Item 1 - Financial Statements

 GigaBeam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,140,425	$12,726,986
Restricted cash	160,405	160,405
Accounts receivable, net of allowance of $155,000 and $139,140
at March 31, 2006 and December 31, 2005, respectively	1,462,014	697,156
Inventories	3,474,349	3,066,451
Prepaid expenses and other current assets	470,229	533,078
Total current assets	12,707,422	17,184,076
Property and equipment, net	1,778,430	1,658,512
Other assets	329,949	291,162
Debt issuance costs	368,799	475,310
Deferred charges	429,000	429,000
Total assets	$15,613,600	$20,038,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,038,814	$2,417,723
Accrued liabilities	1,149,645	1,465,803
Other current liabilities	389,173	-
Current portion of capital lease obligations	143,562	221,300
Total current liabilities	3,721,194	4,104,826
Capital lease obligations, non-current	28,077	33,228
Convertible notes payable, net of discount	967,617	895,896
Total liabilities	4,716,888	5,033,950

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at March 31, 2006 and
December 31, 2005	11	11
Series B convertible preferred stock, $.001 par value; 20,000 shares authorized; 17,800 and 18,900 shares issued and outstanding at March 31,
2006 and December 31, 2005, respectively	18	19
Common stock, $.001 par value, 40,000,000 shares authorized; 5,210,469 and
4,999,132 issued and outstanding shares at March 31, 2006 and December
31, 2005, respectively	5,210	4,999
Additional paid in capital	38,510,861	37,841,214
Deferred compensation	(27,166)	(30,775)
Accumulated deficit	(27,592,222)	(22,811,358)
Total stockholders’ equity	10,896,712	15,004,110
Total liabilities and stockholders’ equity	$15,613,600	$20,038,060

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
		(As Restated)
Net Sales	$1,658,541	$-
Cost of sales	1,485,634	-
Gross margin	172,907	-

Operating expenses:
Research and development	1,341,682	1,272,283
General and administrative	1,533,543	773,954
Selling and marketing	1,174,820	511,857
Service, install and link operations	668,193	151,977

Total operating expenses	4,718,238	2,710,071

Operating loss	(4,545,331)	(2,710,071)

Other income (expense):
Interest income	93,833	4,629
Interest expense	(329,366)	(196,632)

Loss before provision for income taxes	(4,780,864)	(2,902,074)

Provision for income taxes	-	-

Net loss	$(4,780,864)	$(2,902,074)

Series B convertible preferred stock dividend	(231,034)	-
Net loss allocated to common shareholders	(5,011,898)	(2,902,074)

Basic and diluted loss per share	$(.99)	$(.63)

Basic and diluted weighted average shares outstanding	5,087,277	4,634,785

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
		(As Restated)
Cash flows from operating activities:
Net loss	$(4,780,864)	$(2,902,074)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	278,232	153,816
Provision for doubtful accounts	15,860	-
Increase in inventory provision for obsolescence	492,054	-
Warranty costs	102,000	-
Depreciation and amortization	115,855	28,208
Non-cash compensation expenses	608,014	114,586
Changes in operating assets and liabilities:
Accounts receivable	(780,718)	-
Inventories	(899,952)	(540,490)
Prepaid expenses and other current assets	62,849	(25,862)
Deposits	(17,240)	(6,990)
Accounts payable	(378,909)	(89,317)
Accrued liabilities	(414,492)	(55,154)
Net cash used in operating activities	(5,597,311)	(3,323,277)

Cash flows from investing activities:
Restricted cash		(160,405)
Purchases of property and equipment	(233,245)	(441,044)
Acquisition of patents & intangibles	(24,075)	(25,000)
Net cash used in investing activities	(257,320)	(626,449)

Cash flows from financing activities:
Repayments of capital lease obligations	(82,889)	(15,364)
Issuance of convertible debt, net of related costs	-	2,169,481
Exercise of common stock warrants	172,820	888,295
Proceeds from warrant holders in advance of issuance of shares of common stock	389,173	-
Exercise of common stock options	20,000	-
Series B convertible preferred stock dividend paid	(231,034)	-
Net cash provided by financing activities	268,070	3,042,412

Net decrease in cash and cash equivalents	(5,586,561)	(907,314)
Cash and cash equivalents at beginning of period	12,726,986	1,742,716
Cash and cash equivalents at end of period	$7,140,425	$835,402

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
		(As Restated)
Supplemental disclosures:
Interest Paid	$52,424	$-
Non-cash investing and financing transactions:
Conversion of convertible notes payable into shares of common stock	$103,667	$-
Conversion of Series B convertible preferred stock into shares of common stock	$144	$-
Fair value adjustment of options granted	$199,886	$-
Issuance of warrants in connection with convertible notes payable	$-	$1,194,761
Issuance of warrants and options in connection with convertible notes payable debt issue costs	$-	$384,835
Capital lease obligation incurred to finance the purchase of equipment	$-	$319,756

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our initial WiFiber II series GigE and WiFiber G Series GigE products and initial sales, marketing, production and installation of these products. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,490,987. In February 2005, the Company completed a private placement of $2,500,000 principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2,169,481. During the year ended 2005, the Company received $1,155,440 from the exercise of common stock purchase warrants issued in connection with its IPO. In addition, between May and July 2005, the Company completed a private offering of its 10% Series A redeemable preferred stock and common stock purchase warrants for gross proceeds of $7,950,285 and an offshore private placement of its common stock and common stock purchase warrants for gross proceeds of $652,125, resulting in aggregate net proceeds to the Company from these financings of $7,277,658, after its payment of placement fees and other offering expenses of approximately $1,324,752. In November 2005, the Company completed a private offering of its Series B convertible preferred stock and common stock purchase warrants for gross proceeds of $18,900,000 resulting in net proceeds of $17,382,562, after payment of placement fees and other offering expenses of $1,517,438. During the first quarter of 2006, the Company received $561,993 from the exercise of additional common stock purchase warrants issued in connection with its IPO.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements, and should be read in conjunction with our consolidated Financial Statements and other financial information for the year ended December 31, 2005, which were included in our annual report on Form 10-KSB filed with the SEC on April 3, 2006. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Certain prior year accounts have been reclassified to conform to the current interim period presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Summary of Significant Accounting Policies:

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

The following table summarizes the number of our significant customers as of March 31, 2006, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

Quarter Ended
March 31, 2006

Number of significant customers	4
Percentage of net sales	32%, 12%, 11%, 11%

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Inventories include the following:

March 31, 2006	December 31, 2005
Raw material	$2,705,438	$2,142,401
Finished goods	1,435,965	1,099,050
	4,141,403	3,241,451
Less provision for obsolescence	(667,054)	(175,000)
	$3,474,349	$3,066,451

Work in process at March 31, 2006 was insignificant. During the quarter ended March 31, 2006, a provision for obsolescence of $492,054 was expensed to cost of sales related to the carrying value of our WiFiber II series GigE links.

Other Current Liabilities

At March 31, 2006 other current liabilities consists of cash proceeds totaling $389,173 received from warrant holders in advance of the subsequent April 2006 issuance of the related shares of common stock.

Revenue Recognition

The Company commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collection is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 (“EITF 00-21”) “Multiple Delivery Revenue Arrangements.”

If the separate elements within a bundled sale are not considered separate units of accounting, the delivery of individual elements is considered not to have occurred if there are undelivered elements that are essential to the overall functionality of the bundled sale transaction.

In accordance with SAB 104, revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services or if the terms of the sale specifically call for formal acceptance by the customer. Under this exception, revenues will be deferred until such services have been performed and/or acceptance is acknowledged. Unearned income on service contracts is amortized by the straight-line method over the term of the individual contract. Installation revenue is recognized when the related services are performed. Shipping and handling fees billed to customers are classified on the Condensed Consolidated Statement of Operations as “Net sales” and the associated costs are classified in “Cost of sales”.

Warranties

As revenues have occurred, the Company has established an accrual for warranty work associated with its link sale. Such warranty accrual is recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer groups to install the product; otherwise the standard warranty is 12 months from the date of shipment. The warranty accrual at present represents the Company’s best estimate of the cost to settle existing and future claims on products sold and currently under warranty as of the balance sheet date. As of March 31, 2006, the Company has little historical trend of shipment levels related to return rates. As the number of product sales increase, we will begin to accumulate information on current and forecast returns and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrual could differ materially from what will actually transpire in the future.

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which such losses have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants or conversion of any convertible equity securities. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive:

Number of Shares
Notes convertible into common stock	474,641
Options to purchase common stock	2,029,124
Warrants to purchase common stock	4,334,543
Shares underlying Series B convertible preferred stock	2,335,992

Income Taxes

The Company accounts for its income taxes using the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset. As of March 31, 2006, deferred tax assets are covered 100% by a valuation allowance.

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

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied provisions of SAB 107 in its adoption of SFAS 123(R).

The Company has adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted but not yet vested as of December 31, 2005, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). The results of prior periods have not been restated. Share-based compensation for the three months ended March 31, 2006 was $404,519, and related solely to stock options however. Under the requirements of APB 25, no statement of share-based compensation expense was required to be recorded during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite expected service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Condensed Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates, and due to the relatively short period of time which options have been granted as a publicly traded company, estimated future forfeitures related to expected turnover rates are included in the Company’s internal financial projections. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the first quarter of 2006 includes (i) compensation expense for share-based payment awards granted prior, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operation for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option pricing models for share-based awards.

On November 10, 2005, the Financial Accounting Standards (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statement of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

Share-based compensation expense reduced the Company’s results of operations as follows:

Three Months Ended
March 31, 2006

Loss before income taxes	$(404,519)
Net loss	$(404,519)

Loss per common share-basic and diluted	$(0.08)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, using a Black-Scholes option-pricing model and amortized expense over the options’ vesting periods.

Three Months Ended
March 31, 2005
(As Restated)

Net loss attributed to common stockholders, as reported	$(2,902,074)
Less: Stock-based compensation expense determined under
the fair value based method	3,609
Add: Stock-based compensation expense included in reported
net loss	(83,612)
Net loss attributed to common stockholders, pro forma	$(2,982,077)

Loss per share-Basic and Diluted:
As reported	$(0.63)
Pro forma	$(0.64)

The following weighted-average assumptions were used for options granted in the three months ended March 31, 2006 and 2005 and a discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Dividend yield	0.0%	0.0%

Expected volatility	85.0%	85.0%

Risk-free interest rate	4.32% to 4.75%	3.5%

Expected life of the option term (in years)	4.0 - 7.0	4.0

Forfeiture rate	10.0%	-

Dividend yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the fact that the Company’s common shares have traded for a period less than two years as of March 31, 2006, and pursuant to SFAS 123(R), the Company estimates expected volatility through use of historical and current data for similar guideline companies. We have used as baseline companies, selections from our industry sector, within similar life cycle ranges, of similar size, and where appropriate, companies with similar levels of financial leverage. Our expected volatility is based on a range of baseline comparable companies’ volatilities from most recent financial statement disclosures.

Risk-free interest rate - This is the U.S. treasury rate for the week of the various options granted during the quarter having a term that most clearly resembles the expected life of the option.

Expected life of the option term - This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted in the quarter ended March 31, 2006. For options granted on or prior to December 31, 2005, the Company continues to use the expected option life assigned to such options as used under the intrinsic value method utilizing APB 25.

Forfeiture rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. Given the relatively short period of history for outstanding options since the Company’s IPO in October 2004, we use a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following 12 month period based on projected levels of operations and headcount levels at various classification levels with the Company.

The Company accounted for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” For the three month period ended March 31, 2006, compensation expense of approximately $200,000 was recognized related to equity awarded to non-employees.

There were no employee or director options exercised during the three-month period ended March 31, 2006. The weighted-average grant date fair value price of options granted during the three-month period ended March 31, 2006 and March 31, 2005 were $6.93 and $7.20, respectively. The total fair value of options during the three month period ended March 31, 2006 was approximately $1,361,987. There were 1,019,600 options outstanding at March 31, 2006. These options had a weighted-average exercise price of $6.81 and an intrinsic value of approximately $5,960,678 and a weighted-average remaining contractual life of 9.05 years. There were 162,850 fully vested options exercisable at March 31, 2006. These options had a weighted average exercise price of $6.12 and an intrinsic value of approximately $2,984,908 and a weighted average remaining contractual life of 8.66 years.

Common Stock option activity during the three months ended March 31, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	830,600	$6.32
Granted	196,500	8.93
Exercised	-	-
Canceled or expired	(7,500)	7.90
Options outstanding at end of period	1,019,600	6.81
Options exercisable at end of period	162,850	6.12

Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value.  Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 05-07 and 05-08, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-07”), and “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (“EITF 05-08”) respectively.

EITF 05-07 covers the issue of the requirement to give effect to a change in the fair value of an embedded beneficial conversion feature should a debtor and creditor modify cash or non-cash features in an outstanding convertible debt instrument, as defined within the conclusions of the EITF in EITF 96-19.

The Company has outstanding 8% convertible notes, which include an embedded beneficial conversion feature accounted for under the provisions of EITF 00-27. The Company and its note holders have not modified either terms of the convertible notes issue that affect cash flow or other non-cash features since the original issue date of the notes.

EITF 05-08 requires issuers of convertible debt securities with non-detachable beneficial conversion features to account for differences in accounting and tax treatment of such conversion features as timing differences under the provisions of FASB SFAS 109 (“Accounting for Income Taxes”). EITF 05-08 is effective for the first interim or accounting period beginning after December 15, 2005.

The Company adopted the reporting requirements of EITF 05-08 effective with the interim accounting period commencing January 1, 2006. The adoption of EITF 05-07 and 05-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, and can also be applied upon adoption for hybrid financial statements that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of SFAS 155.

The Company does not expect SFAS 155 to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. SFAS 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect SFAS 156 to have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation.

Restatements

Certain amounts reported in 2005 have been restated. The restatement resulted from the Company determining that a beneficial conversion feature related to the issuance of the Company's convertible notes payable is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008 and not fully amortized to interest expense in the period incurred. As a result, for the quarter ended March 31, 2005, interest expense and net loss decreased by $833,247 to $196,632 and $2,902,074, respectively, and the loss per share decreased by $0.18 to $(0.63).

3. Convertible notes payable:

Convertible notes payable consist of the following:

	March 31, 2006	December 31, 2005
8% senior notes payable	$2,240,000	$2,340,000
Less unamortized discount	(733,223)	(831,423)
Less unamortized beneficial conversion feature	(539,160)	(612,681)
	$967,617	$895,896

On January 28 and February 1, 2005, the Company issued 8% senior convertible notes with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the Note’s maturity or conversion, in cash or, at each holder’s option, in shares of the Company’s common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are collateralized by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and President.

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the quarter ended March 31, 2006 the Company recorded amortization of $98,200.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the quarter ended March 31, 2006, the Company recorded amortization of $106,511.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008. We recorded interest expense of $73,521 during the quarter ended March 31, 2006 related to amortization of the beneficial conversion feature. The unamortized balance of $539,160 and $612,681 has been recorded as a reduction to convertible notes payable at March 31, 2006 and December 31, 2005, respectively.

During the quarter ended March 31, 2006, one Note holder requested conversion of $100,000 face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired.

The carrying value as of December 31, 2005 of $895,896 is comprised of the aggregate principal amount outstanding of $2,240,000, net of unamortized discount and the net unamortized beneficial conversion feature. The increase in carrying value as of March 31, 2006 is due to the amortization of the discount and beneficial conversion feature, offset by the conversion of a note payable.

At March 31, 2006 and December 31, 2005 the Company estimates the fair value of the convertible notes payable to be equal to their face value of $2,240,000 and $2,340,000, respectively.

4. Equity Issues- Preferred Stock

During the period May 6, 2005 through July 26, 2005, we completed a private placement of 11,277 shares of our 10% Series A redeemable preferred stock (“Series A stock”), with a stated value of $700 per share, and 1,127,700 common stock purchase warrants for aggregate proceeds of $7,950,285, before payment of approximately $1,250,000 in placement and legal fees. Dividends are payable, at the rate of 10% per year, semi-annually, commencing November 15, 2005. Dividends can be paid, at our option, in either cash or shares of our common stock. At any dividend date, if we choose to make the dividend payment in shares of common stock, the number of shares to be issued will be based on a ten trading day volume weighted average price per share of the common stock ending five trading days before the dividend date.

Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011.

In the event we conduct a financing with gross proceeds of $30 million or more (a “Qualified Financing”), holders of the Series A stock will have the right to exchange all or a portion of their then outstanding shares into securities identical to those issued in the Qualified Financing, at an exchange rate per share equal to the then-applicable redemption price of the shares. Following the completion of a Qualified Financing, shares of Series A stock still outstanding are mandatorily redeemable, in accordance with the terms of the Certificate of Designation governing the Series A stock. Prior to the completion of a Qualified Financing we may redeem all or any of the outstanding shares of the Series A stock in cash, and upon notice annually on May 15 at a stipulated premium price, which declines annually until May 15, 2010, when the redemption price will be at the $700 per share stated price.

In June and July 2005, we issued 92,500 shares of our common stock in an offshore offering as part of a unit that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011. The warrants have been listed together with warrants issued with the Series A stock and with warrants issued in February 2005 related to our $2,500,000 Note issue on the Nasdaq Capital Market under the symbol GGBMZ.

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

On November 15, 2005, we paid the first required dividend on the Series A stock in shares of common stock. The total shares issued to holders of the Series A stock were 43,392 based on the formula as noted above.

Our common stock, the warrants described above and our IPO warrants commenced trading on the Nasdaq Capital Market on March 27, 2006.

On November 7, 2005, we issued 18,900 shares of our variable dividend series B convertible preferred stock (“Series B stock”), and 1,302,191 common stock purchase warrants at a price of $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to us of approximately $17,452,000 in a private placement of such securities to institutional investors. The proceeds from the issuance of the Series B stock and warrants were allocated between the Series B stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and we determined that a beneficial conversion feature existed. We have estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be approximately $3,936,794. The value of the beneficial conversion feature is included as an adjustment to the net loss to arrive at the net loss allocated to common stockholders while such Series B stock is outstanding.

The conversion price for the Series B stock is $7.6199 per share, subject to adjustments set forth in the Certificate of Designation of Preferences, Rights and Limitations governing the Series B stock.

The exercise price of the common stock purchase warrants is $7.9827, subject to adjustment, based on a weighted volume average trading volume as set out in a formula.

The variable dividend rate on the Series B stock is 8% per annum for the first three years, then 11% for the fourth year, and 14% thereafter.

We may redeem any then outstanding shares of the Series B stock in whole or in part, after November 7, 2008, subject to certain conditions and limitations, upon appropriate notice, at a cash redemption price equal to 110% of the stock’s stated value if redeemed prior to November 7, 2009, and at 100% of the stated value after November 7, 2009.

Under terms of the Series B stock, so long as any shares of the Series B stock remain outstanding, we are prohibited from paying dividends on our common stock or other designated junior securities, other than dividend payments in the ordinary course under our Series A stock provided we are current in our obligations under our Series B stock, and the terms of our Series A stock have not been amended since November 7, 2005.

Dividends on the Series B stock are due quarterly on the first day of January, April, July and October to shareholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for our common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted occur, and if funds required for the quarterly dividend payment are legally available, solely at our election, the dividend may be paid in cash or in shares of our common stock.

On January 3, 2006 and April 1, 2006, we paid the quarterly dividend to Series B stock shareholders in cash, amounting to $231,034, and $371,311 respectively since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above.

5. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non-cancelable operating leases.

At March 31, 2006 future minimum lease payments under these operating leases are as follows:

2007	$427,773
2008	402,088
2009	112,887
2010	71,102
$1,013,850

Rental expense for operating leases was $125,942 for the quarter ended March 31, 2006.

6. Subsequent Events:

The Compensation Committee of the Board of Directors on May 11, 2006 approved an amendment to the form of the option agreements that we attached as appendices to the Company’s 2004 Stock Option Plan (the “Plan”), as amended, which would effectively provide that in the event of a change of control (as defined in the Plan) of the Company, stock options granted under the Plan may be immediately exercised for up to 100% of the total number of shares then subject to the option minus the number of shares previously purchased upon exercise of the option (as adjusted for any change in the outstanding shares of the common stock of the Company by reason of a stock dividend, stock split, combinations of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what the Compensation Committee deems in its sole discretion to be similar circumstances).

Prior to the amendment, optionees were required to wait a period of six months before their options as noted above could be exercised in the event of any change of control event as defined in the Plan.

In addition, as of the date of the amendment to the Plan we are amending all outstanding options to provide that such outstanding options will become immediately exercisable in the event of a change of control in the same form as the amendment noted above. Some of the options subject to such amendment are options previously issued to certain of our officers and directors.

7. Related Party Transactions

As described in Note 1, the Company completed a private offering of its 10% Series A stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. Of the total $8,602,410 gross proceeds of the financings, approximately $312,000, or 4% of the total monies raised were from related parties, specifically officers and directors of the Company. The terms of investment for the related parties were the same as those offered to non-related investors in these transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our business and financial position. The MD&A is provided as a supplement to, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited Condensed Consolidated Financial Statements and related notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our consolidated financial statements and other financial information for the fiscal year ended December 31, 2005, which were included in our Annual Report on Form 10-KSB filed with the SEC on April 3, 2006. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” found and elsewhere in this Quarterly Report on Form 10-QSB.

OPERATIONS REVIEW

Overview

Our primary business is to design, develop, sell, lease, install and service point-to-point communications links capable of transmission speeds at or in excess of a gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs allows for wireless communications at previously unattainable fiber-equivalent speed and reliability. Our target customers are telecom operators, carriers and network operators, communications and IT service providers, system integrators and value added resellers, Fortune 500 companies, government and military entities and other enterprises, seeking cost-effective millimeter wave wireless solutions.

Since our inception in January 2004, our focus has been primarily on the design, development, production, sale and installation of our initial product lines, developed both, internally and through our strategic partnering activities as well as obtaining financing to fund such efforts.

Our initial revenue recognition was in the second quarter of 2005. For the quarter ended March 31, 2006 our revenue totaled $1.7 million primarily from the sale of our WiFiber series GigE products. For the year ended December 31, 2005 our revenue totaled $1.2 million.

Since commercial deployment of our first product commenced within the past year and we have not yet generated significant revenues or achieved cash flow break even level from operations, we continue to be dependent on debt and equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we will not have sufficient capital to implement fully our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. We expect our operating expenses to increase in the future, particularly in the research and development and manufacturing areas, as we work to complete the cost reduction schedule of our WiFiber G series GigE products and realize commercial deployment of our next generation of wireless radio products. If additional working capital is required in the twelve month period, we believe that a combination of funds generated from product sales, accounts receivable financings and the exercise of outstanding stock warrants, as well as continued access to public and private debt and equity markets should be sufficient to meet our operating working capital needs over the next twelve months. If we are unable to obtain additional capital or at prohibitive costs or terms, we will need to change our business strategy, which could include a reduction or scale back of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

Critical Accounting Policies

Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and have not changed significantly.

Trends and uncertainties affecting our revenue

The following are key factors currently and potentially affecting our revenue:

•
Economic conditions - An important factor affecting our ability to generate revenue is the effect of general economic conditions on our customers’ willingness to spend on wireless technology, and particularly, last mile implementation and enterprise communication technology. As economic conditions have globally improved since our inception, we have seen indications that enterprises may be more willing to spend capital on communication technology. While the world economy is expected to grow, variability in corporate profit growth, interest rates, energy prices and other factors in specific markets could impact the willingness of corporate, governmental and enterprise target markets to spend capital on communication technology in the near term. Additionally, the by-country variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where there could be more variables affecting the economic growth.

•
Competitive environment - Although we believe that we are one of the first entrants into the higher spectrum bands and at the speeds of our current millimeter wave products, as the carrier, reseller and enterprise communication markets evolve, we expect other companies, who may not currently compete with us, to enter the high speed bandwidth wireless communication sector in the future.

Research and development

In order to compete effectively in our markets, we are, and expect to continue, investing significant resources to quickly introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. In the past we have devoted the substantial majority of our resources to completing the development of our first product, our WiFiber II series GigE, which we commenced commercial deployment in March 2005. Additionally, during 2005, we were heavily involved in the development of our WiFiber G series GigE product, which commenced deployment in the fourth quarter of 2005. We are currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to deploy in the third quarter of 2006 and to initiatives related to product unit cost reduction.

Research and development expenses for the quarter ended March 31, 2006 were $1,341,682, compared to $1,272,283, for the quarter ended March 31, 2005. Research and development expenditures include engineering and product design fees paid to contractors as we continue to develop new products to the stage of commercial production. Research and development expenses also include salaries and benefits for our engineering and production staff, as well as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

For the year ended December 31, 2005, we invested $1,294,358 in laboratory and production equipment. During the quarter ended March 31, 2006, we invested an additional $74,546 in equipment, and estimate that we will spend approximately an additional $600,000 during the next twelve months for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us or contract manufacturers used by us in the final assembly of our products and other related assets for our WiFiber G Series GigE product lines.

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

We spent $1,054,588 on manufacturing inventory and materials for the quarter ended March 31, 2006 compared to $540,490, for the quarter ended March 31, 2005. We expect to spend a significant amount on manufacturing activities during the next twelve months as we commence outsourcing all or part of our manufacturing assembly and test activities for commercial production and also plan to hire employees in support of these activities.

General and administrative

Our primary focuses in this area are attracting additional operating capital, managing the general legal and administrative issues in the Company, and acquiring and/or maintaining facilities for our research and development, manufacturing, product support and sales and marketing operations. Our current operating locations include a combination corporate office, research and light manufacturing facility in Herndon, Virginia of approximately 9,100 square feet, a sales and marketing support office in Waltham, Massachusetts totaling 5,156 square feet, an engineering and manufacturing support facility in Sunnyvale, California of 7,243 square feet and office and warehouse facilities in Lewisville, Texas, with a total square footage of 3,865. Our monthly minimum lease and maintenance cost for the aforementioned facilities is approximately $31,970.

We expect to increase our personnel levels for finance, accounting and administrative support over the next twelve months to support our growth in operating levels both domestically and internationally.

Selling and marketing

Our sales and marketing group includes geographic and industry-focused outside sales, marketing research, technical support and sales engineering personnel. This group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines. Selling and marketing expenses for the quarter ended March 31, 2006 were $1,174,820, compared to $511,857 for the quarter ended March 31, 2005. The sales and marketing operations in the Company escalated substantially since March 2005 to promote and sell commercial quantities of our WiFiber II series GigE and our WiFiber G series GigE products. We moved our primary sales and marketing offices to a larger location in Waltham, Massachusetts in the current quarter. Travel costs increased in proportion to the increase in the sales group personnel levels since March 2005, particularly international travel to obtain regulatory approvals and to set up reseller networks.

We expect to increase our personnel levels for selling and marketing over the next twelve months to support our increased operating levels both domestically and internationally.

Service, install and link operations

Our link operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could become a significant source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners. Service, install and link operations expenses for the quarter ended March 31, 2006 were $668,193, compared to $151,977 for the quarter ended March 31, 2005. The link operations group supports product testing, product installation and maintenance and installation and maintenance of our IT infrastructure. The expenses of this group are primarily salaries and benefits of the personnel that install our products, travel expenses to support installed customers link testing, as well as supplies for their daily operations.

We expect to increase our personnel levels for service, install and link operations over the next twelve months to support our increased operating levels both domestically and internationally.

Results of operations for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005

Net sales, gross margin and net loss

Quarter Ended
March 31,	March 31,
2006	2005(1)
Net sales	$1,658,541	$—
Gross margin	$172,907	$—
Net loss	$(4,780,864)	$(2,902,074)

(1)
Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, we were considered to be in the development stage. Due to the lack of revenue recognition in the comparative period covered in this report, gross margin percentages and operating results as a percentage of revenues are not considered relevant.

As noted above, initial revenues from operations did not commence until the latter part of the quarter ended
June 30, 2005. Thus revenue comparisons of the quarter ended March 31, 2006 to those of the quarter ended March 31, 2005 are inconclusive and not meaningful.

During the quarter ended March 31, 2006, a provision for obsolescence of $492,054 was expensed to cost of sales related to the Company value of our WiFiber II series GigE links. The gross margin figure above is net of the obsolescence charge.

Research and development. Our research and development expenses increased from $1,272,283, in the first quarter of 2005 to $1,341,682 for the first quarter of 2006. The increased expense level was due primarily to increased spending for outside engineering development projects for our WiFiber G series GigE product line and future products within our product road map, increased depreciation related to testing and production equipment purchases, increased equipment rental costs, and increases in salaries and benefits related to increases in the internal engineering personnel..

General and administrative. For the quarter ended March 31, 2006, general and administrative expenses were $1,533,543 an increase of $759,589 over the comparable expenses incurred in the first quarter of 2005. Increased legal and professional fees, higher insurance premiums due to increased coverage, costs associated with compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOA”) and increased the overall size of operations, expenses of operating as a publicly traded company were the primary areas of increased general and administrative expenses in the first quarter of 2006 compared to the previous period.

Selling and marketing. For the quarter ended March 31, 2006, sales and marketing expenses were $1,174,820, an increase of $662,963 over comparable expenses incurred in the comparable 2005 period. The increased level of expenses were attributable to increased sales and product development personnel to promote, market and sell our WiFiber G series GigE products, increased sales activity and travel costs, particularly international travel associated with development of geographically dispensed reseller agreements.

Service, install and link operations. For the quarter ended March 31, 2006, service, install and link operations expenses were $668,193, an increase of $516,216 over comparable expenses incurred in the comparable 2005 period. The expenses of this group are primarily salaries and benefits of the personnel that install our products, travel to support installed customers’ link testing, as well as supplies for their daily operations.

Interest expense. Interest expense for the quarter ended March 31, 2006 was $329,366, compared to $196,632 for the comparable 2005 period. Interest expense includes $73,522 and $24,507 for the first quarter of 2006 and 2005 periods, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible debt, amortization of debt issuance costs and beneficial conversion feature, amortization of debt discount and interest related to capitalized leases obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net cash used in operating activities	$(5,597,311)	$(3,323,277)
Net cash used in investing activities	(257,320)	(626,449)
Net cash provided by financing activities	268,070	3,042,412
Net decrease in cash and cash equivalents	$(5,586,561)	$(907,314)

Cash and cash equivalents. Our cash and cash equivalents decreased $5,586,561 for the quarter ended March 31, 2006, due primarily to the increased cost of expanding our operations. Our net decrease in cash and cash equivalents for the quarter ended March 31, 2006 was in large part due to the continuing high level of expenditures for research and development and other operating expenditures required by our business model. Additionally, we invested $257,320 for equipment and other capitalized assets purchased in the quarter ended March 31, 2006 related to the development and testing of our WiFiber G series GigE product lines and implementation of managerial accounting systems. Other significant uses of cash included payment for capital lease obligations of $82,889 and Series B preferred stock dividends of $231,034. These uses of cash were partially offset by net proceeds from the exercise of common stock warrants and options totaling $581,993.

We currently believe that existing cash balances plus funds that will be generated from the sale of our products, anticipated cash receipts from the exercise of “in the money” common stock warrants and sales of equity and/or debt securities through access to capital markets will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt servicing and other operating requirements for the next 12 months.

There can be no assurance, however, that our business will generate positive cash flows from operations in the next twelve months, or that we will, if and when needed, be able to raise funds through the sale of equity and/or debt securities on terms acceptable to us. If we are unable to maintain cash balances or generate sufficient internal cash flows or raise funds through the sale of equity and/or debt securities at affordable rates to service our obligations and operations, we may be required to curtail operations, sell assets, reduce capital expenditures, refinance existing debt, or reduce our operating overhead substantially in the next twelve months. Our abilities to maintain our planned levels of activity and bring our development stage products to a commercial sales level are subject to general business conditions affecting our primary markets, the telecommunications sector, Federal, state and local governments and their operating agencies, business to business markets, and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash used in operating activities. Our net cash used in operating activities was $5,597,311 for the quarter ended March 31, 2006, compared to net cash used in operating activities of $3,323,277 in the comparable 2005 period. We were primarily in a developmental stage during the quarter ended March 31, 2005, dating from our inception on January 5, 2004. The significant use of cash for operations in the quarter ended March 31, 2006 is related to expenditures for research and development for the WiFiber G series GigE product lines, as well as increased levels of all other operating expenses, including salaries and benefits for an increased number of employees across the areas of the Company.

We expect our research and development costs to continue at high levels for at least the next year, as we continue to pursue our goals of continued efficiency, to achieve price reductions of our products in order to remain competitive in our primary markets, as well as, continuing development of future link products. Further, we expect other operating expenses to continue to increase as we expand our operations. We spent $1,054,588 during the quarter ended March 31, 2006 to acquire material inventories in order to continue commercial production of our WiFiber G series GigE product line. Our general and administrative expenses increased to $1,533,543, related to the expansion of employee levels, opening of additional offices, costs associated with compliance with the requirements of the SOA and general costs of maintaining a publicly traded entity. Our selling and marketing expenses increased to $1,174,820, related to expansion of employee levels, product and sales infrastructure development efforts and travel costs. Our service, install and link operations expenses increased to $668,193, related to expansion of employee levels, product deployment activity, travel costs and organizational support efforts. During the quarter ended March 31, 2005 the largest element of operating expenses was the research and development expense related to initial product lines of $1,272,283.

Net cash used in investing activities. Our net cash used in investing activities was $257,320 for the quarter ended March 31, 2006, compared to $626,449 used in the comparable 2005 period. We invested $257,320 for the purchase of testing and production equipment and other capitalized assets in 2006 in order to continue our development of current and future product lines and to acquire managerial accounting systems. In 2005, we purchased $626,449 in testing equipment and other capitalized assets.

Net cash provided by financing activities. Our net cash provided by financing activities for the quarter ended
March 31, 2006 was $268,070, which included net proceeds from the exercise of common stock warrants and options of $581,993, and was offset by the payment of Series B preferred stock dividends of $231,034. For the quarter ended March 31, 2005 net cash provided by financing activities totaled $3,042,412, which included net proceeds from the issue of 8% convertible notes of $2,169,481, and the exercise of common stock warrants of $888,295.

Capital structure and resource and requirements. Our capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to implement our business plan fully , including the continued commercialization, deployment and cost reduction of our WiFiber G series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series OC-48 products, which is expected to be deployed in the second half of 2006, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2007. Since inception, the significant excess of our expenses over our revenues has resulted in an accumulated deficit of $27,592,222 at March 31, 2006. To date, we have been dependent primarily on the net proceeds of our IPO, private placements of our debt and equity securities and proceeds from the exercise of common stock warrants to fund our capital requirements.

As of March 31 2006, we had $7,140,425 in available cash for our operating requirements. We anticipate funding our operating cash requirements over the next twelve months through the use of existing funds, the sale and installation of our WiFiber II series GigE and WiFiber G series GigE product lines, future exercises of common stock warrants outstanding, and if necessary, through continued access to public and private debt and equity markets. The inability to raise capital or realize these other sources of operating cash flows could require us to change or curtail our planned operations significantly in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

In light of the uncertainty of our ability to develop our targeted markets significantly and to predict the future of the wireless point-to-point industry in general, as well as our limited history of operations, it is difficult for our management to identify and assess fully any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our ongoing product lines currently in development, widespread customer acceptance and usage of the point-to-point technology as a solution to their telecommunications needs, and the adoption of the authorized 70 GHz and 80 GHz frequencies for commercial and governmental use, and the potential for increasing penetration of broadband internet access in the mainstream commercial marketplace. If any of these trends or uncertainties change in an unfavorable manner, we may not be able to recognize revenues or obtain short term financings through accounts receivable discounting or development of short term lines of credit as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures or scale back or curtail operations. We could, under such circumstances, also be unable to completely satisfy our material contractual obligations.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our contractual obligations as of March 31, 2006 are summarized as follows:

(1)	Long-term debt payments equal $2,411,600. Long term debt payments due in less than one year equal $143,562. Long-term debt payments due in 2-3 years equal $2,268,100.

(2)	Contractual obligations for operating leases total approximately $1,000,000 million of future minimum lease payments primarily for real estate leases.

(3)
We have strategic alliance and supply agreements with various designers, manufacturers and suppliers of critical components used in our products that provide for material payment and other obligations on our part.

We have a strategic alliance agreement with ThinKom Solutions, pursuant to which we issued 143,000 shares of our common stock to ThinKom at par value per share upon the agreement’s inception in January 2004 and under which ThinKom granted us an exclusive worldwide license to use and commercialize its antenna technologies in products operating in the 70 GHz and 80 GHz bands. ThinKom also agreed to develop, design, manufacture and test certain antenna modules for us. This agreement has an initial term ending in January 2009 and automatically extends for additional one-year periods until terminated in accordance with its terms. This agreement, as amended December 2005, requires us to make minimum payments to ThinKom in return for the design and manufacture of an antenna module for our products, including minimum payments of approximately $650,000 in 2004, $771,817 in 2005, $1,153,183 in 2006, $3,000,000 in 2007, $6,500,000 in 2008, $8,800,000 in 2009 and $10,000,000 each year thereafter during the term of the agreement in return for maintaining the exclusivity license for its developed technology relative to antennas. In addition, we paid a $250,000 working capital advance to ThinKom in 2004, which payment will be credited against minimum purchase amounts due to ThinKom in the last quarter of 2007 or payments to component suppliers to ThinKom or us. ThinKom’s design of our antenna has not been completed, and we do not expect to order any antennas from ThinKom until at least mid-2006. Consequently, all of the minimum payments that we have made to ThinKom to date have been for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs. We will also pay to ThinKom 1% of our revenues generated from the sale of products using ThinKom’s technology, excluding specified costs.

We have strategic alliance agreements with each of Mantaro Networks, Inc. and Core Source Technologies, LLC, under which we have the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, which incorporates components designed and manufactured by Mantaro and Core Source. The agreements each have an initial term ending in May 2008 and automatically extend for additional one-year terms until terminated in accordance with their respective terms. Mantaro and Core Source have each agreed that it will not compete by offering products similar to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with the wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. We are required to pay Mantaro and Core Source a minimum of $100,000 and $50,000, respectively, each year for the term of their agreements for engineering fees. In addition to the engineering fees, we have agreed to purchase a minimum number of components from Mantaro and Core Source for each of our proposed products over the life of their agreements.

We have a development and supply agreement with Vitesse Semiconductor Corporation under which it agreed to design, supply and develop certain communications integrated circuit products for us, and we agreed to issue to Vitesse an initial purchase order in the amount of $205,000 for the development of a custom semiconductor wafer using indium phosphide (InP). The term of the development agreement is through August 2010, renewable on a year-by-year basis, unless terminated sooner pursuant to its terms. The payment terms of the initial purchase order are $41,000 within 30 days of Vitesse’s receipt of the order and the balance payable in several installments upon Vitesse’s completion of certain development milestones. Subject to our placing development and/or production purchase orders of specified minimum dollar levels prior to each annual anniversary of the agreement, Vitesse has agreed that it will not compete with us by developing, designing or selling InP based products for radio communications applications in the 50-300 GHz range. Thereafter, in order to maintain worldwide exclusivity for the developed technology as noted above, We would have to commit to making minimum levels of payment of approximately $600,000 for the initial year (August 2005 - July 2006), $2,000,000 for the second year, $5,000,000 for the third year, $7,000,000 for the fourth year, and $10,000,000 for the final year, for a combination of development and production orders from Vitesse.

(4)
Other purchase obligations represent contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of March 31, 2006.  Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Our primary cash requirements over the next twelve months will be to fund working capital requirements, capital expenditures, preferred stock dividend requirements, and future product development activities.

Specifically, we expect our primary cash requirements for the next twelve months to be as follows:

•	Capital expenditures - We expect to spend approximately $1.2 million for capital expenditures, including capitalization of radio links that will be used at managed services customer sites.

•	Debt repayments - During the next twelve months, we will make payments on capital leases totaling $177,988.

•
Preferred stock dividend -$1.4 million in cash will be required to pay dividends on the Series B Convertible Preferred Stock currently outstanding, unless the trading volume of our common stock reaches certain stated volumes for a stated number of days prior to our quarterly dividend payment date. Should our common stock attain the designated trading volume level, the quarterly dividend(s) can be made, at our option in cash or in common stock, based upon a pre-determined share calculation ratio.

•
Working Capital Requirements - Primarily inventory purchases, expanded sales and marketing activities, build out of our nationwide customer support and monitoring capacity and increased levels of accounts receivable related to increased sales volume over the next twelve months.

Future Sources of Liquidity

We expect our primary sources of cash during the next twelve months to be (1) common stock warrants exercises,
(2) collection of accounts receivable balances and (3) when necessary, accessing public and private capital markets for additional equity and/or debt financing.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $7,140,425 as of March 31, 2006 and our net cash provided by operating activities will be sufficient to meet our near term cash requirements.  Our ability to meet requirements over the next 12 months will depend on our ability to generate cash in the future from sources as noted above, which is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

•
Ability to access capital markets and debt markets - Historically, we have depended on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access debt and equity markets at reasonable rates it could require us to change or curtail significantly our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

•
Ability to manage working capital requirements efficiently - Maintaining adequate liquidity for operating needs includes satisfactory collection of outstanding trade receivables and ability to achieve acceptable inventory turnover rates.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 05-07 and 05-08, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-07”), and “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (“EITF 05-08”), respectively.

EITF 05-07 covers the issue of the requirement to give effect to a change in the fair value of an embedded beneficial conversion feature should a debtor and creditor modify cash or non-cash features in an outstanding convertible debt instrument, as defined within the conclusions of the EITF in EITF 96-19.

The Company has outstanding 8% convertible notes, which includes an embedded beneficial conversion feature accounted for under the provisions of EITF 00-27. The Company or its note holders have not modified either terms of the convertible notes issue that affect cash flow or other non-cash features since the original issue date of the notes.

EITF 05-08 requires issuers of convertible debt securities with non-detachable beneficial conversion features to account for differences in accounting and tax treatment of such conversion features as timing differences under the provisions of FASB SFAS 109 (“Accounting for Income Taxes”). EITF 05-08 is effective for the first interim or accounting period beginning after December 15, 2005.

The Company adopted the reporting requirements of EITF 05-08 effective with the interim accounting period commencing January 1, 2006. The adoption of EITF 05-07 and 05-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”). SFAS 155 amends FASB SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, and can also be applied upon adoption for hybrid financial statements that had been bifurcated under paragraph 12 of SFAS 133 prior to the adoption of SFAS 155.

The Company does not expect SFAS 155 to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. SFAS 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect SFAS 156 to have a material effect on its financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements made in the report on Form 10-QSB relating to the future, including those related to (1) our strategy, competitive forces, strategic partnership alliances and opportunities; (2) competitive advantages over existing wireless communications solutions providers; (3) the contemplated activity of regulatory bodies; (4) expectations regarding our future financial performance, such as our expectations of continued net losses; of increased sales and/or operating expense levels; that our revenues will continue to be concentrated among a few customers; that our gross margins will continue to fluctuate; of continuing significant levels of research and development expenses; and regarding accounting pronouncements; (5) the continued access to public and private capital markets; and (6) the adequacy of our facilities, are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Our estimates were based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates but we do not believe such differences will materially affect our financial position or results of operations. Terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” or “believe” and similar language identifies forward-looking statements. Because those forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitations, those set forth below under the caption “Risk Factors”.

Risk Factors

We are still in the early stages of our product commercialization efforts and have no meaningful operating history upon which you can base your investment decision.

We were incorporated on January 5, 2004, installed our first GigE link in March 2005 and in the latter part of the quarter ended June 30, 2005, achieved our first revenues. We are currently completing enhancements to our initial product line and the development of our next generation products including the OC-48 products. To date, we have generated only limited revenues and have no meaningful trend of operating history upon which you can evaluate our business strategy or future prospects. Our ability to generate meaningful revenues will depend on whether we can successfully market our initial products and develop and market additional products and on whether we are able to successfully complete our transition to full scale manufacturing and deployment of our products. In making your evaluation of our prospects, you should consider that we are an early stage business focused on new technologies, are designing solutions that have no proven market acceptance and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned.

We have limited capital resources.

Our business model is capital intensive, requiring significant expenditures ahead of any significant levels of projected revenues, and we will require additional capital to complete the transition necessary to commence full scale manufacturing and deployment of our products. In addition, if and when we achieve wider spread market acceptance for our first products, we may desire to accelerate our growth to take advantage of increasing demand, which will require additional capital to offset increased costs associated with accelerated growth. We have to date been dependent on cash provided largely by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next 12 months from the $17.4 million in net proceeds we received from our November 2005 private placement, collections of anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our planned operations in order to conserve cash until such time, if ever, that sufficient proceeds form operations are generated. In addition, if we raise additional funds by issuing equity securities, our then existing security holders will likely experience dilution.

If we are unable to effectively manage the transition to full scale manufacturing and deployment of our products, our financial results will be negatively affected.

For the period from our inception, January 5, 2004, through March 31, 2006, we incurred an aggregate net loss, and had an accumulated deficit of $27.6 million. Our losses are expected to continue for possibly the next 12 months as we commence full scale manufacturing and deployment of our products. As we make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our information technology and operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition, as well as diminish our prospects of generating meaningful revenues and, ultimately, achieving profitability.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of March 31, 2006, we had outstanding notes payable of $2.2 million ($967,617 net of related discount and beneficial conversion feature), and we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Point-to-point links operating in the 70 GHz and 80 GHz bands represent a last mile solution based on newly created designs and technologies. The frequencies in which they will operate did not until recently have service rules that would enable the frequencies to be put to commercial use. As a result, our products may be slow to achieve, or may never achieve, market acceptance, as potential customers may seek further validation of the efficacy and efficiency of our technology. In addition, failure to distinguish our products from competing products and technologies that provide wireless broadband access or connectivity could hinder market acceptance of our products. Meaningful numbers of customers may not be willing to adopt our products until they are proven through long-term field testing and demonstration. There is also no way to determine the adoption curve that will be associated with our products following their introduction to the market. Non-acceptance or delayed acceptance of our products could force reductions in contemplated sales prices of our products, reduce our overall sales and gross margins and negatively affect our operations and prospects.

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

To achieve profitability, our products will need to be manufactured and assembled in commercial quantities, in compliance with all applicable regulatory requirements and at acceptable costs, especially since we are seeking to position our products as a low-cost alternative to fiber. In March 2005, we installed our first commercial grade GigE product. In December 2005, we deployed our WiFiber G series GigE product. Based on our progress to date, our first commercial grade OC-48 product is expected to be deployed by the third quarter of 2006; however, we and/or our suppliers may experience unanticipated technical and management challenges during actual commercial production. Due to our limited manufacturing experience and capabilities, we may not be able to successfully manufacture, either directly or through third party manufacturers, commercial grade products in quantity and on a cost-efficient basis. In addition, in order to complete the final assembly portion of our products’ manufacture in commercial quantities, a task we plan to retain in-house, we will likely need to convert, rent, build or gain access to additional facilities or, if unable to do so, enter into agreements with third party product assemblers at significant cost.

We will be required to purchase minimum quantities of components from certain suppliers, whether or not we need such components, which could create a significant drain on our capital resources.

Under the terms of our agreements with some of our suppliers, we are or will be required to purchase various components only from them and in specified minimum quantities. These purchase requirements will represent a significant financial commitment for us. We will be required to purchase these components and make the corresponding expenditures whether or not we need such components to meet the demand of end customers for our products. If we have not generated sufficient demand for our products to at least offset the costs associated with our minimum required component purchases, our agreements with our suppliers may not create a significant drain on our capital resources.

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

The wireless communications industry in which we principally compete has attracted substantial media and other attention recently in part due to the ability of newly developed equipment to provide broadband Internet connectivity simply, quickly, and efficiently. These factors have led numerous companies to develop or commence developing products that compete or could compete with ours. The large number of companies offering products that may be perceived to be similar or even interchangeable with our products could have the effect of reducing the prices at which we are able to sell our products. In turn, this could reduce our gross margins and negatively impact our general financial results.

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

Products as complex as ours frequently contain undetected errors or defects, especially when first introduced or when new versions are released. This is especially a concern for us given our anticipated continuing introduction of new products. The occurrence of errors or defects could result in products being returned under warranty for repair or replacement with us having to bear the associated expense. Due to the fact that our products are newly-developed and not proved with large numbers of installed units, we are currently unable to anticipate the likelihood of errors or defects. Although we intend to maintain appropriate overall warranty reserves, an unanticipated high repair occurrence related to a specific product or number of products could make our reserves inadequate at any specific time and negatively affect our financial results.

Management’s failure to properly ascertain potential risks relating to any future acquisitions of businesses, products or technologies from others could place our operations and/or financial condition in harm.

Although as of March 31, 2006, we had no agreements, understandings or commitments relating thereto, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

If our common stock price, market value of our publicly traded shares, and/or our stockholders’ equity levels do not continue to meet the requirements set forth for the Nasdaq Capital Market, our stock could be delisted.

In order to maintain our listing on the Nasdaq Capital Market, we must, among other financial and non-financial criteria, meet the following tests, with allowance for certain cure periods:

•	Market value of publicly held shares of $1 million;

•	Stockholders’ equity minimum level of $2.5 million; and

•	Minimum bid price per share of $1.

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

As of March 31, 2006, our executive officers and directors in the aggregate, beneficially owned approximately 47.4% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

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

ITEM 3. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006 20,000 non-plan common stock options were exercised for cash proceeds totaling $20,000. In addition, pursuant to the exercise of purchase options issued in connection with our IPO, we issued 2,000 shares of common stock and 2,000 IPO warrants for cash proceeds of $11,220.  These shares were issued without registration on reliance on exemption provided in section 4(2) of the Act and Regulation D promulgated there under. The proceeds were used for general working capital purposes.

Item 5. Other Information

The Compensation Committee of the Board of Directors on May 11, 2006 approved an amendment to the form of the option agreements that we attached as appendices to the Company’s 2004 Stock Option Plan (the “Plan”), as amended, which would effectively provide that in the event of a change of control (as defined in the Plan) of the Company, stock options granted under the Plan may be immediately exercised for up to 100% of the total number of shares then subject to the option minus the number of shares previously purchased upon exercise of the option (as adjusted for any change in the outstanding shares of the common stock of the Company by reason of a stock dividend, stock split, combinations of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what the Compensation Committee deems in its sole discretion to be similar circumstances).

Prior to the amendment, optionees were required to wait a period of six months before their options as noted above could be exercised in the event of any change of control event as defined in the Plan.

In addition, as of the date of the amendment to the Plan we are amending all outstanding options to provide that such outstanding options will become immediately exercisable in the event of a change of control in the same form as the amendment noted above. Some of the options subject to such amendment are options previously issued to our officers and directors listed below:

Name	Position(s)
Louis S. Slaughter	Chairman of the Board, Chief Executive Officer, Treasurer and Assistant Secretary
Douglas G. Lockie	President, Chief Technology Officer and Director
Thomas P. Wetmore	Senior Vice President of Sales and Marketing
Leighton J. Stephenson	Chief Financial Officer and Vice President of Finance and Administration
D. Duane Butler	Vice President of Link Operations
Don E. Peck	Vice President Engineering
Caroline Baldwin Kahl	Vice President, Corporate Counsel and Secretary
John E. Krzywicki	Vice President of Marketing, Strategy and Business Development
Richard D. Fiorentino	Director
David A. Buckel	Director
General Merrill A. McPeak	Director

Item 6. Exhibits

EXHIBIT INDEX

(a)	The following exhibits are filed as part of this report:

Exhibit Number		Exhibit Title
10.1	(1)*	Agreement for Purchase and Sale of GigaBeam WiFiber™ Links between GigaBeam Corporation and Empire Telecom Solutions, Inc. dated February 1, 2006.
10.2	(1)+	Terms of 2006 Executive Bonus Plan.
10.3	+	Form of Incentive Stock Option Under 2004 Stock Option Plan.
10.4	+	Form of Non-Qualified Stock Option For Officers and Other Key Employees Under 2004 Stock Option Plan.
10.5	+	Form of Non-Qualified Stock Option For Directors and Important Consultants Under the 2004 Stock Option Plan.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the applicable exhibit filed with our Annual Report on Form 10-KSB filed with the SEC on April 3, 2006.

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: May 15, 2006	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer