Form 10QSB
period 2006-06-30
GIGABEAM CORP
filed 2006-08-21
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the issuer’s Common Stock outstanding on August 14, 2006 was 5,960,552.

Transitional Small Business Disclosure Format (check one): Yes   ☐     No   ☒

GigaBeam Corporation
Index to Form 10-QSB

Part I - Financial Information, Item 1 - Financial Statements

 GigaBeam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,067,406	$12,726,986
Restricted cash	160,405	160,405
Accounts receivable, net of allowance of $261,471 and $139,140 at June 30, 2006 and December 31, 2005, respectively	787,754	697,156
Inventories	7,422,936	3,066,451
Prepaid expenses and other current assets	387,286	533,078
Total current assets	10,825,787	17,184,076

Property and equipment, net	2,079,900	1,658,512
Other assets	372,712	291,162
Debt issuance costs	299,398	475,310
Deferred charges	429,000	429,000
Total assets	$14,006,797	$20,038,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,415,541	$2,417,723
Accrued liabilities	1,509,853	1,465,803
Current portion of capital lease obligations	63,544	221,300
Total current liabilities	4,988,938	4,104,826

Capital lease obligations, non-current	22,458	33,228
Convertible notes payable, net of discount	990,429	895,896
Total liabilities	6,001,825	5,033,950

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at June 30, 2006 and December 31, 2005	11	11
Series B convertible preferred stock, $.001 par value; 20,000 shares authorized; 15,300 and 18,900 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15	19
Common stock, $.001 par value, 40,000,000 shares authorized; 5,960,552 and 4,999,132 issued and outstanding shares at June 30, 2006 and December 31, 2005, respectively	5,961	4,999
Additional paid in capital	40,957,702	37,841,214
Deferred compensation	(23,557)	(30,775)
Accumulated deficit	(32,935,160)	(22,811,358)
Total stockholders’ equity	8,004,972	15,004,110
Total liabilities and stockholders’ equity	$14,006,797	$20,038,060

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Net Sales	$696,657	$108,200	$2,355,198	$108,200
Cost of sales	267,556	160,865	1,753,190	160,865
Gross margin	429,101	(52,665)	602,008	(52,665)

Operating expenses:
Research and development	1,290,675	1,472,128	2,632,357	2,778,910
General and administrative	2,009,840	1,188,046	3,543,383	1,962,000
Selling and marketing	1,361,636	678,038	2,536,456	1,189,895
Service, install and link operations	877,202	273,839	1,545,395	391,316

Total operating expenses	5,539,353	3,612,051	10,257,591	6,322,121

Operating loss	(5,110,252)	(3,664,716)	(9,655,583)	(6,374,786)

Other income (expense):
Interest income	55,950	1,621	149,783	6,250
Interest expense	(288,636)	(303,778)	(618,002)	(500,410)

Loss before provision for income taxes	(5,342,938)	(3,966,873)	(10,123,802)	(6,868,946)

Provision for income taxes	-	-	-	-

Net loss	$(5,342,938)	$(3,966,873)	$(10,123,802)	$(6,868,946)

Series B convertible preferred stock dividend	(371,311)	-	(602,345)	-
Net loss allocated to common shareholders	(5,714,249)	(3,966,873)	(10,726,147)	(6,868,946)

Basic and diluted loss per share	$(1.00)	$(.83)	$(1.98)	$(1.46)
Basic and diluted weighted average shares outstanding	5,739,425	4,780,109	5,415,153	4,708,647

See notes to condensed consolidated financial statements.

 GigaBeam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(As Restated)
Cash flows from operating activities:
Net loss	$(10,123,802)	$(6,868,946)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	520,445	122,535
Provision for doubtful accounts	122,331	95,000
Increase in inventory provision for obsolescence	492,054	-
Warranty costs	146,000	-
Depreciation and amortization	241,378	199,122
Non-cash compensation expenses	1,383,407	94,700
Changes in operating assets and liabilities:
Accounts receivable	(212,929)	(132,100)
Inventories	(4,848,539)	(822,966)
Prepaid expenses and other current assets	145,792	(30,515)
Deposits	(13,743)	(3,685)
Accounts payable	997,818	637,428
Accrued liabilities	(98,284)	97,165
Net cash used in operating activities	(11,248,072)	(6,612,262)

Cash flows from investing activities:
Restricted cash	-	(160,405)
Investment in notes receivable	-	(95,000)
Purchases of property and equipment	(657,708)	(735,245)
Acquisition of patents & intangibles	(72,865)	(31,700)
Net cash used in investing activities	(730,573)	(1,022,350)

Cash flows from financing activities:
Repayments of capital lease obligations	(168,526)	(77,796)
Issuance of convertible debt, net of related costs	-	2,332,055
Issuance of redeemable preferred stock; net of related costs	-	3,835,552
Exercise of common stock warrants	2,011,036	888,295
Exercise of common stock options	78,900	-
Series B convertible preferred stock dividend paid	(602,345)	-
Net cash provided by financing activities	1,319,065	6,978,106

Net decrease in cash and cash equivalents	(10,659,580)	(656,506)
Cash and cash equivalents at beginning of period	12,726,986	1,742,716
Cash and cash equivalents at end of period	$2,067,406	$1,086,210

See notes to condensed consolidated financial statements.

GigaBeam CorporationCondensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(As Restated)
Supplemental disclosures:
Interest Paid	$64,585	$23,038
Non-cash investing and financing transactions:
Conversion of convertible notes payable into shares of common stock	$253,667	$-
Conversion of Series B convertible preferred stock into shares of common stock	$472	$-
Fair value adjustment of options granted	$277,642	$-
Issuance of warrants in connection with convertible notes payable	$-	$1,194,761
Issuance of warrants in connection with redeemable preferred stock	-	$385,552
Issuance of warrants and options in connection with convertible notes payable debt issue costs	$-	$384,835
Capital lease obligation incurred to finance the purchase of equipment	$-	$524,832

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of the Business:

GigaBeam Corporation (referred to as “the Company”, “us”, “our”, “we” or similar pronouns) designs, develops, markets, sells, leases, rents and installs advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber ®.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability. The Company also believes that it was one of the first entrants into this new and emerging market with the commercial deployment of its first communications link in March 2005 and initial revenue recognition from sale of its WiFiber II GigE series links in the quarter ended June 30, 2005.

WiFiber is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both WiFi and WIMAX.

Our primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our initial WiFiber II series GigE and WiFiber G Series GigE products and initial sales, marketing, production and installation of these products. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,490,987. In February 2005, the Company completed a private placement of $2,500,000 principal amount of 8% convertible notes and common stock purchase warrants, generating net proceeds of approximately $2,169,481. During the year ended 2005, the Company received $1,155,440 from the exercise of common stock purchase warrants issued in connection with its IPO. In addition, between May and July 2005, the Company completed a private offering of its 10% Series A redeemable preferred stock and common stock purchase warrants for gross proceeds of $7,950,285 and an offshore private placement of its common stock and common stock purchase warrants for gross proceeds of $652,125, resulting in aggregate net proceeds to the Company from these financings of $7,277,658, after its payment of placement fees and other offering expenses of approximately $1,324,752. In November 2005, the Company completed a private offering of its Series B convertible preferred stock and common stock purchase warrants for gross proceeds of $18,900,000 resulting in net proceeds of $17,382,562, after payment of placement fees and other offering expenses of $1,517,438. During the first six months of 2006, the Company received $1,466,702 from the exercise of additional common stock purchase warrants issued in connection with its IPO. In August 2006 the Company completed a private offering of its Series C convertible preferred stock and common stock purchase warrants for gross proceeds of $10,000,000, resulting in net proceeds of approximately $9,200,000 after payment of placement fees and other expenses of $800,000 (see Note 6).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Inter-company accounts and transactions have been eliminated in consolidation.

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

The following table summarizes the number of our significant customers as of June 30, 2006, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.

Six Months Ended June 30, 2006
Number of significant customers	4
Percentage of net sales	24%, 19%, 11%, 10.3%

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Inventories include the following:
	June 30, 2006	December 31, 2005
Raw material	$4,380,140	$2,142,401
Finished goods	3,709,850	1,099,050
	8,089,990	3,241,451
Less provision for obsolescence	(667,054)	(175,000)
	$7,422,936	$3,066,451

Work in process at June 30, 2006 was insignificant.

Revenue Recognition

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

In accordance with SAB 104, revenues from product sales are generally recognized when title and risk of loss pass to the customer, except when product sales are combined with significant post-shipment installation services or if the terms of the sale specifically call for formal acceptance by the customer. Under this exception, revenues will be deferred until such services have been performed and/or acceptance is acknowledged. Bandwidth sale revenues are recognized as billed to customers based upon contract terms, and are generally billed one month in arrears. Unearned income on service contracts is amortized using the straight-line method over the term of the individual contract. Installation revenue is recognized when the related services are performed. Shipping and handling fees billed to customers are classified on the Condensed Consolidated Statement of Operations as “Net sales” and the associated costs are classified in “Cost of sales”.

Warranties

As revenues have occurred, the Company has established an accrual for warranty work associated with its link sales. Such warranty accrual is recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer groups to install the product; otherwise the standard warranty is 12 months from the date of shipment. The warranty accrual at present represents the Company’s best estimate of the cost to settle existing and future claims on products sold and currently under warranty as of the balance sheet date. As the number of product sales increase, we will begin to accumulate information on current and forecast returns and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrual could differ materially from what will actually transpire in the future.

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

Number of Shares
Notes convertible into common stock	424,371
Options to purchase common stock	2,648,644
Warrants to purchase common stock	4,016,596
Shares underlying Series B convertible preferred stock	2,007,906

Income Taxes

The Company accounts for its income taxes using the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset. As of June 30, 2006, deferred tax assets are covered 100% by a valuation allowance.

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

The Company has adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted but not yet vested as of December 31, 2005, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). The results of prior periods have not been restated as a result of SFAS 123 (R). Share-based compensation for the three and six months ended June 30, 2006 was $694,028 and $1,098,547, respectively, related solely to stock options. Under the requirements of APB 25, no statement of share-based compensation expense was required to be recorded during the six months ended June 30, 2005.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates, and due to the relatively short period of time which options have been granted as a publicly traded company, estimated future forfeitures related to expected turnover rates are included in the Company’s internal financial projections. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operation for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Loss before income taxes	$(694,028)	$(1,098,547)
Net loss	$(694,028)	$(1,098,547)
Loss per common share, basic and diluted	$(0.12)	$(0.20)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, using a Black-Scholes option-pricing model and amortized expense over the options’ vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(As Restated)	(As Restated)
Net loss attributed to common stockholders	$(3,966,873)	$(6,868,946)
Less: Stock-based compensation expense determined under
the fair value based method	3,609	7,218
Add: Stock-based compensation expense included in reported
net loss	(270,559)	(354,171)
Net loss attributed to common stockholders, pro forma	$(4,233,823)	$(7,215,899)
Loss per share-Basic and diluted:
Reported	$(0.83)	$(1.46)
Pro forma	$(0.89)	$(1.53)

The following weighted-average assumptions were used for options granted in the six months ended June 30, 2006 and 2005 and a discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2006	2005
		(As Restated)
Dividend yield	0.0%	0.0%
Expected volatility	94%	85%
Risk-free interest rate	4.84% to 5.23%	3.7%
Expected life of the option term (in years)	4.0 - 7.0	4
Forfeiture rate	10%	-

Dividend yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the fact that the Company’s common shares have traded for a period less than two years as of June 30, 2006, and pursuant to SFAS 123(R), the Company estimates expected volatility through use of historical and current data using a combined volatility index of it’s own common stock and for similar guideline companies. We have used as baseline companies, selections from our industry sector, within similar life cycle ranges, of similar size, and where appropriate, companies with similar levels of financial leverage. Our expected volatility is based on a range of GigaBeam and baseline comparable companies’ volatilities from most recent financial statement disclosures.

Risk-free interest rate - This is the U.S. treasury rate for the week of the various options granted during the quarter having a term that most clearly resembles the expected life of the option.

Expected life of the option term - This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted in the six months ended June 30, 2006. For options granted on or prior to December 31, 2005, the Company continues to use the expected option life assigned to such options as used under the intrinsic value method utilizing APB 25.

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

The Company accounted for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” For the three and six months ended June 30, 2006, compensation expense of approximately $78,000 and $278,000, respectively, was recognized related to equity awarded to non-employees.

There were 7,750 employee options exercised during the six months ended June 30, 2006 which provided proceeds totaling $58,900. The weighted-average grant date fair value price of options granted during the six month period ended June 30, 2006 and June 30, 2005 were $8.17 and $9.59, respectively. The total fair value of options granted during the six month period ended June 30, 2006 approximately $6,967,442. There were 1,608,855 options outstanding at June 30, 2006. These options had a weighted-average exercise price of $8.93 and an intrinsic value of approximately $11,176,866 and a weighted-average remaining contractual life of 9.25 years. There were 240,386 fully vested options exercisable at June 30, 2006. These options had a weighted average exercise price of $5.94 and an intrinsic value of approximately $1,307,554 and a weighted average remaining contractual life of 8.25 years.

Common Stock option activity during the six months ended June 30, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	855,605	$6.16
Granted	852,250	11.46
Exercised	(7,750)	7.29
Canceled or expired	(91,250)	6.66
Options outstanding at end of period	1,608,855	8.93
Options exercisable at end of period	240,386	5.94

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

The Company will adopt the provisions of SFAS 155 beginning in 2007. The Company does not expect SFAS 155 to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

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

Restatements

Certain amounts reported in 2005 have been restated. The restatement resulted from the Company determining that a beneficial conversion feature related to the issuance of the Company’s convertible notes payable is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008 and not fully amortized to interest expense in the period incurred. As a result, for the three months ended June 30, 2005, interest expense and net loss increased by $73,521 to $303,778 and 3,966,873, respectively, and the loss per share increased by $0.02 to $(0.83). For the six months ended June 30, 2005, interest expense and net loss decreased by $759,726 to $500,410 and 6,868,946, respectively, and the loss per share decreased by $0.16 to $(1.46).

3. Convertible notes payable:

Convertible notes payable consist of the following:

	June 30, 2006	December 31, 2005
8% senior notes payable	$2,090,000	$2,340,000
Less unamortized debt discount	(633,933)	(831,423)
Less unamortized beneficial conversion feature	(465,638)	(612,681)
	$990,429	$895,896

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

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months ended June 30, 2006 the Company recorded amortization of $99,290. For the six months ended June 30, 2006 the Company recorded amortization of $197,490.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months ended June 30, 2006, the Company recorded amortization of $69,401. For the six months ended June 30, 2006 the Company recorded amortization of $175,912.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008. We recorded interest expense of $73,522 during the three months ended June 30, 2006 related to amortization of the beneficial conversion feature. For the six months ended June 30, 2006 the Company recorded amortization of $147,044. The unamortized balance of $465,638 and $612,681 has been recorded as a reduction to convertible notes payable at June 30, 2006 and December 31, 2005, respectively.

During the six months ended June 30, 2006, three Note holders requested conversion of $250,000 face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired.

The carrying value as of June 30, 2006 of $990,429 is comprised of the aggregate principal amount outstanding of $2,090,000, net of unamortized discount and the net unamortized beneficial conversion feature. The increase in carrying value as of June 30, 2006 is due to the amortization of the debt discount and beneficial conversion feature, offset by the conversion of three notes payable.

At June 30, 2006 and December 31, 2005 the Company estimates the fair value of the convertible notes payable to be equal to their face value of $2,090,000 and $2,340,000, respectively.

4. Equity Issues- Preferred Stock

During the period May 6, 2005 through July 26, 2005, we completed a private placement of 11,277 shares of our 10% Series A redeemable preferred stock (“Series A stock”), with a stated value of $700 per share, and 1,127,700 common stock purchase warrants for aggregate proceeds of $7,950,285, before payment of approximately $1,250,000 in placement and legal fees. Dividends are payable, at the rate of 10% per year, semi-annually, commencing November 15, 2005. Dividends can be paid, at our option, in either cash or shares of our common stock. At any dividend date, if we choose to make the dividend payment in shares of common stock, the number of shares to be issued will be based on a ten trading days volume weighted average price per share of the common stock ending five trading days before the dividend date.

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

In June and July 2005, we issued 92,500 shares of our common stock in an offshore offering as part of a unit that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011. The warrants have been listed together with warrants issued with the Series A stock and with warrants issued in February 2005 related to our $2,500,000 Notes issue on the Nasdaq Capital Market under the symbol GGBMZ.

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

On November 15, 2005, we paid the first required dividend on the Series A stock in shares of common stock. The total shares issued to holders of the Series A stock were 42,392 based on the formula as noted above. On May 15, 2006 we paid the semi-annual required dividend through the issuance of 31,798 shares of common stock based on the stated formula.

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

The original exercise price of the common stock purchase warrants was $7.9827, subject to adjustment, based on a weighted average trading volume as set out in a formula. Following the issuance of the Series C stock the adjusted exercise price of the common stock purchase warrants was $6.46.

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

Dividends on the Series B stock are due quarterly on the first day of January, April, July and October to shareholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for our common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted reached, and if funds required for the quarterly dividend payment are legally available, solely at our election, the dividend may be paid in cash or in shares of our common stock.

On January 3, 2006, April 1, 2006 and July 3, 2006 we paid the quarterly dividend to Series B stock shareholders in cash, amounting to $231,034, $371,311 and $319,067, respectively since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above.

On August 21, 2006 we issued 10,000 shares of our variable dividend series C convertible preferred stock (“Series C stock”) with a conversion price of $6.10 per common share and warrants to purchase an aggregate of approximately 860,653 shares of common stock for an aggregate purchase price of $10 million (see Note 6). Pursuant to the anti-dilution provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series B stock, at the time of any issuance of common stock or common stock equivalents at an effective price below the conversion price then in effect, the conversion price of the Series B stock shall be adjusted to the effective price of the subsequently issued common stock or common stock equivalents as of the date of such issue. The original conversion price of the Series B stock was $7.6199 per share. Based upon the conversion price set for the Series C stock of $6.10 per share, and based upon the number of outstanding shares of Series B stock at August 21, 2006 (15,300), the number of common shares issuable upon conversion of the Series B stock was adjusted from 2,007,906 shares to 2,508,204 shares.

Additionally, pursuant to the anti-dilution provisions of the warrants issued to the holders of the Series B stock, the number of shares of common stock issuable upon exercise of the warrants issued to the Series B stock shareholders has been adjusted from 1,274,630 shares to 1,667,467 shares and the exercise price has been adjusted from 7.9827 to $6.39.

The conversion price of the Series C Stock is $6.10 per share, subject to adjustment as set forth in the Certification of Designation of Preferences, Rights and Limitations covering the Series C stock.

The exercise price of the common stock purchase warrants issued to holders of the Series C stock is $ 6.39, subject to adjustments.

The variable dividend rate on the Series C stock is 8% per annum for the first three years, 11% for the fourth year and 14% thereafter.

We may redeem the outstanding Series C stock in whole or in part after August 21, 2009, subject to certain conditions and limitations upon appropriate notice at a cash redemption price equal to 110% of the stated value if redeemed prior to August 21, 2010, and at 100% of the stated value if redeemed after August 21, 2011.

5. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non-cancelable operating leases.

At June 30, 2006 future minimum lease payments under these operating leases are as follows:

2007	$559,605
2008	357,514
2009	62,281
$979,400

Rental expense for operating leases was $300,854 for the six months ended June 30, 2006.

6. Subsequent Events:

On August 21, 2006, the Company issued 10,000 shares of its variable dividend Series C stock and warrants to purchase an aggregate of approximately 860,653 shares of common stock for aggregate gross proceeds of $10,000,000 before payment of placement fees of approximately $700,000 and other related expenses of approximately $100,000, resulting in net proceeds to the Company of approximately $9,200,000 in a private placement of such securities to institutional investors.

The conversion price of the Series C stock is $6.10 per share, subject to adjustment as set forth in the Certification Designation of Preferences, Rights and Limitations covering the Series C stock.

The exercise price of the common stock purchase warrants issued to the holders of the Series C stock is $ 6.39, subject to adjustment based on a weighted average trading volume as set out in a formula.

The variable dividend rate on the Series C stock is 8% per annum for the first three years, 11% for the fourth year and 14% thereafter.

We may redeem the outstanding Series C stock in whole or in part after August 21, 2009, subject certain conditions and limitations upon appropriate notice at a cash redemption price equal to 110% of the stated value if redeemed prior to August 21, 2010, and at 100% of the stated value if redeemed after August 21, 2011.

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

Our initial revenue recognition was in the second quarter of 2005. For the six months ended June 30, 2006 our net sales totaled $2.4 million primarily from the sale of our WiFiber G series GigE products. Sales for the six months ended June 30, 2005 totaled $108,200 from the sale of our WiFiber II series GigE. For the year ended December 31, 2005 our net sales totaled $1.2 million.

We have not yet generated significant revenues or achieved a cash flow break even level from operations, consequently we continue to be dependent on debt and equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we will not have sufficient capital to implement fully our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. We expect to continue our research and development activities over the next 12 months, as we work to complete the cost reduction schedule of our WiFiber G series GigE products and realize commercial deployment of our next generation of wireless radio products. If additional working capital is required in the next 12 month period, we believe that a combination of funds generated from product sales, accounts receivable financings and the exercise of outstanding stock warrants, as well as continued access to public and private debt and equity markets should be sufficient to meet our operating working capital needs. As detailed in Note 6 to the financial statements, we completed a private placement of our Series C stock as of August 21, 2006, from which the gross proceeds were $10,000,000, net proceeds after fees and related costs were approximately $9,200,000. However, if we are required to seek additional capital in the next 12 month period and such additional capital were only available at prohibitive costs or terms or otherwise, we will need to change our business strategy, which could include a reduction of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient cash proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

Critical Accounting Policies

The accounting policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and have not changed significantly.

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

•
We anticipate delayed revenue and revenue growth in the near term as a result of our recent termination of the reseller distribution agreement with our Middle East and North Africa reseller in August, 2006

On August 3, 2006, we gave notice to CircleTel Consultancies W.L.L. (“CircleTel”), its Middle East and North Africa (“MENA”) reseller, that we are terminating our reseller/distributor agreement with CircleTel. Our determination to terminate this agreement is a result of CircleTel’s failure to comply with certain material provisions of the agreement. International markets represent an important market opportunity for our company and the termination of our existing MENA relationship creates near term uncertainty in selected international markets, which will result in delayed revenue and revenue growth for our company. Under the circumstances, however, we believe that it is in the best interests of our company to develop alternative distribution channels in the MENA region. We remain highly confident that there is significant demand for our products in the MENA region and we are confident that we will reestablish distribution channels in the region.

Research and development

In order to compete effectively in our markets, we are, and expect to continue, investing resources to quickly introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. In the past we have devoted the substantial majority of our resources to completing the development of our first product, our WiFiber II series GigE, which we commenced commercial deployment in March 2005. Additionally, during 2005, we were heavily involved in the development of our WiFiber G series GigE product, which commenced deployment in the fourth quarter of 2005. We are currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to deploy in the third quarter of 2006 and to initiatives related to product unit cost reduction.

Research and development expenses for the six months ended June 30, 2006 were $2,632,357, compared to $2,778,910 for the six months ended June 30, 2005. Research and development expenditures include engineering and product design fees paid to contractors as we continue to develop new products to the stage of commercial production. Research and development expenses also include salaries and benefits for our engineering and production staff, as well as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

For the year ended December 31, 2005, we invested $1,294,358 in laboratory and production equipment. During the six months ended June 30, 2006, we invested an additional $290,972 in equipment, and estimate that we will spend an additional $270,000 during the next twelve months for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us or contract manufacturers used by us in the final assembly of our products and other related assets for our WiFiber G Series GigE product lines.

Manufacturing plan

All of our proposed initial products have a modular design. The detailed designs of our initial products have been completed and the necessary components and modules (subassemblies) to produce these products are substantially identified. We expect to outsource the manufacture of key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur at our facilities. As the scale of our operations increase, we may contract out significant aspects of assembly and testing of our products.

We spent $4,879,934 on manufacturing inventory and materials for the six months ended June 30, 2006 compared to $998,558, for the six months ended June 30, 2005. We expect to continue our on premises manufacturing activities during the next 12 months as we consider outsourcing all or part of our manufacturing assembly and test activities for commercial production.

General and administrative

Our primary focuses in this area are attracting additional operating capital, managing the general legal and administrative issues in the Company, and acquiring and/or maintaining facilities for our research and development, manufacturing, product support and sales and marketing operations. Our current operating locations include a combination corporate office, research and light manufacturing facility in Herndon, Virginia of approximately 9,100 square feet, a sales and marketing support office in Waltham, Massachusetts totaling 5,156 square feet, an engineering and manufacturing support facility in Sunnyvale, California of 7,243 square feet and office and warehouse facilities in Lewisville, Texas, with a total square footage of 3,865. Our monthly minimum lease and maintenance cost for the aforementioned facilities is approximately $37,162.

Selling and marketing

Our sales and marketing group includes geographic and industry-focused outside sales, marketing research, business development, technical support and sales engineering personnel. This group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines. Selling and marketing expenses for the six months ended June 30, 2006 were $2,536,456, compared to $1,189,895 for the six months ended June 30, 2005. The sales and marketing operations in the Company escalated substantially since June 2005 to promote and sell commercial quantities of our WiFiber II series GigE and WiFiber G series GigE products. We moved our primary sales and marketing offices to a larger location in Waltham, Massachusetts in the first quarter of 2006. Travel costs increased in proportion to the increase in the sales group personnel levels since June 2005, particularly international travel to obtain regulatory approvals and to establish reseller networks. We expect to increase our selling and marketing activities over the next twelve months to support our increased global marketing penetration objectives.

Service, install and link operations

Our link operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could become an integral source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners. Service, install and link operations expenses for the six months ended June 30, 2006 were $1,545,395, compared to $391,316 for the six months ended June 30, 2005. The link operations group supports product testing, product installation and maintenance and installation and maintenance of our IT infrastructure. The expenses of this group are primarily salaries and benefits of the personnel that install our products, travel expenses to support installed customers link testing, as well as supplies for their daily operations. We expect the activity levels for installation and link operations over the next 12 months will track the anticipated increase in customer installation sites.

Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net sales, gross margin and net loss

	Three Months Ended
	June 30, 2006	June 30, 2005
Net sales	$696,657	$108,200
Gross margin	$429,101	$(52,665)
Net loss	$(5,342,938)	$(3,966,873)

Our initial revenue recognition was in the three months ended June 30, 2005. For the three months ended June 30, 2006 our revenue totaled $696,657 primarily from the sale of our WiFiber G series GigE products. Sales for the three months ended June 30, 2005 totaled $108,200 from the sale of our WiFiber II series GigE product. Gross margin for the three months ended June 30, 2006 was 61%. The percentage was affected by allocations of manufacturing overhead over a relatively small number of our WiFiber G series GigE links sold during the quarter.

Research and development. Our research and development expenses decreased from $1,472,128 in the second quarter of 2005 to $1,290,675 for the second quarter of 2006. The decreased expense level was due primarily to decreased spending for outside engineering development projects for our WiFiber GigE series product lines. The WiFiber G series GigE product reached the commercial production stage in late 2005. The decreased spending on outside engineering was partially offset by increased depreciation related to additional testing and production equipment purchases, increased equipment rental costs, expenses related to employee share-based compensation required to be recognized in 2006 and increases in salaries and benefits related to increases in the internal engineering personnel.

General and administrative. For the quarter ended June 30, 2006, general and administrative expenses were $2,009,840 an increase of $821,794 over the comparable expenses incurred in the second quarter of 2005. The increase in general and administrative expenses was primarily due to increased legal and professional fees, higher insurance premiums due to increased coverage, expenses of operating as a publicly traded company including costs associated with compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOA”), increases in the overall size of operations and expenses related to employee share-based compensation required to be recognized in 2006.

Selling and marketing. For the quarter ended June 30, 2006, sales and marketing expenses were $1,361,636, an increase of $683,598 over comparable expenses incurred in the comparable 2005 period. The increased level of expenses were attributable to increased sales and business development personnel to promote, market and sell our WiFiber G series GigE products, increased travel costs, particularly international travel associated with development of geographically dispersed reseller agreements and expenses related to employee share-based compensation required to be recognized in 2006.

Service, install and link operations. For the quarter ended June 30, 2006, service, install and link operations expenses were $877,202, an increase of $603,363 over comparable expenses incurred in the comparable 2005 period. The increase was primarily attributable to expenses related to employee share-based compensation required to be recognized in 2006, increases in salaries and benefits of the personnel that install our products, travel to support installed customers’ link testing and operations, the commencement of operations of our Network Operations Center (“NOC”), as well as supplies and equipment for their daily operations.

Interest expense. Interest expense for the quarter ended June 30, 2006 was $288,636, compared to $303,778 for the comparable 2005 period. Interest expense includes $73,522 for both quarters ended June 30, 2006 and 2005, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible debt, amortization of debt issuance costs, amortization of debt discount and interest related to capitalized lease obligations. The decrease was due primarily to the reduction in interest expense related to expiring capitalized leases between the years, and lower interest expense on our 8% convertible notes due to the conversion of certain of the notes in late 2005 and in 2006.

Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net sales, gross margin and net loss

	Six months Ended
	June 30, 2006	June 30, 2005(1)
Net sales	$2,355,198	$108,200
Gross margin	$602,008	$(52,665)
Net loss	$(10,123,802)	$(6,868,946)

(1)	Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, we were considered to be in the development stage.

As noted above our initial revenue recognition was in the quarter ended June 30, 2005. For the six months ended June 30, 2006 our revenue totaled $2.4 million primarily from the sale of our WiFiber G series GigE products. Sales for the six months ended June 30, 2005 revenue totaled $108,200 from the sale of our WiFiber II series GigE. Gross margin for the six months ended June 30, 2006 was 26%. The percentage was affected by allocations of manufacturing overhead over a relatively small number of our WiFiber G series GigE links sold during the six months and by a provision for obsolescence of $492,054 expensed to cost of sales related to the carrying value of our WiFiber II series GigE links.

During the six months ended June 30, 2006, a provision for obsolescence of $492,054 was expensed to cost of sales related to the Company value of our WiFiber II series GigE links. The gross margin figure above reflects the obsolescence charge.

Research and development. Our research and development expenses decreased to $2,632,357, for the six months ended June 30, 2006, from $2,778,910 in the comparable period of 2005. The decreased expense level was due primarily to decreased spending for outside engineering development projects for our WiFiber GigE series product lines. The WiFiber G series GigE product reached the commercial production stage in late 2005. The decreased spending on outside engineering was partially offset by increased depreciation related to additional testing and production equipment purchases, increased equipment rental costs, expenses related to employee share-based compensation required to be recognized in 2006 and increases in salaries and benefits related to increases in the level of internal engineering personnel.

General and administrative. Our general and administrative expenses increased to $3,543,383 for the six months ended June 30, 2006, from $1,962,000 in the comparable 2005 period. The increase of $1,581,383 was primarily due to increased legal and professional fees, higher insurance premiums due to increased coverage, costs associated with compliance with the requirements of SOA, an increase in the overall size of operations, expenses related to employee share-based compensation required to be recognized in 2006, and expenses of operating as a publicly traded company.

Selling and marketing. Our selling and marketing expenses increased to $2,536,456 for the six months ended June 30, 2006, from $1,189,895 in the comparable 2005 period. The increase of $1,346,561 was attributable to expenses related to employee share-based compensation required to be recognized in 2006, increased salaries and benefits for sales and business development personnel to promote, market and sell our WiFiber G series GigE products, increased sales activity and travel costs, particularly international travel associated with development of geographically dispersed reseller agreements.

Service, install and link operations. Our service, install and link operations expenses increased to $1,545,395 for the six months ended June 30, 2006, from $391,316 in the comparable period. The increase of $1,154,079 was primarily attributable to expenses related to employee share-based compensation required to be recognized in 2006, increases in salaries and benefits of the personnel that install our products, travel to support installed customers’ link testing and operations, the commencement of operations of our NOC as well as supplies and equipment for daily operations.

Interest expense. Interest expense for the six months ended June 30, 2006 was $618,002 compared to $500,410 for the comparable 2005 period. Interest expense includes $147,044 and $122,535 for the six months ended 2006 and 2005, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible debt, amortization of debt issuance costs, amortization of debt discount and interest related to capitalized lease obligations. The decrease was due primarily to the reduction in interest expense related to expiring capitalized leases between the years, and lower interest expense on our 8% convertible notes due to the conversion of certain of the notes in late 2005 and in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net cash used in operating activities	$(11,248,072)	$(6,612,262)
Net cash used in investing activities	(730,573)	(1,022,350)
Net cash provided by financing activities	1,319,065	6,978,106
Net decrease in cash and cash equivalents	$(10,659,580)	$(656,506)

Cash and cash equivalents. Our cash and cash equivalents balance was $2,067,406 at June 30, 2006 and $12,726,986 at December 31, 2005. The decrease of $10,659,580 for the six months ended June 30, 2006 was due primarily to costs for the build up of inventory, the expansion of our domestic and international operations, the continuing high level of expenditures for research and development and other operating expenditures including equipment purchases. We invested $730,573 for equipment and other capitalized assets purchased in the six months ended June 30, 2006 related to the development and testing of our WiFiber G series GigE product lines, information technology infrastructure acquisitions and acquisition and implementation of our managerial accounting systems. Other significant uses of cash included payment for capital lease obligations of $168,526 and Series B preferred stock dividends of $602,345. These uses of cash were partially offset by net proceeds from the exercise of common stock warrants and options totaling $2,089,936, and the collections of accounts receivable of $448,073.

On August 21, 2006 we issued 10,000 shares of Series C stock with related common stock purchase warrants. We received $9,200,000 in net proceeds from the issuance of these securities.

We currently believe that existing cash balances plus funds that will be generated from the sale of our products, anticipated cash receipts from the exercise of “in the money” common stock warrants and further sales of equity and/or debt securities, if necessary through access to capital markets will be sufficient to provide for our anticipated requirements of working capital, capital expenditures, debt servicing and other operating requirements for the next 12 months.

There can be no assurance, however, that our business will generate positive cash flows from operations in the next 12 months, or that we will, if and when needed, be able to raise funds through the sale of equity and/or debt securities on terms acceptable to us. If we are unable to maintain cash balances or generate sufficient internal cash flows or raise funds through the sale of equity and/or debt securities at affordable rates to service our obligations and operations, we may be required to curtail operations, sell assets, reduce capital expenditures, refinance existing debt, or reduce our operating overhead substantially in the next twelve months. Our abilities to maintain our planned levels of activity and bring our development stage products to commercial sales levels are subject to general business conditions affecting our primary markets, the telecommunications sector, Federal, state and local governments and their operating agencies, business to business markets, and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash used in operating activities. Our net cash used in operating activities was $11,248,072 for the six months ended June 30, 2006, compared to net cash used in operating activities of $6,612,262 in the comparable 2005 period. We were primarily in a developmental stage through March 31, 2005, dating from our inception on January 5, 2004. The significant use of cash for operations in the six months ended June 30, 2006 was primarily related to expenditures for research and development for the WiFiber G series GigE product lines, increased inventory materials acquisition and increased levels of operating expenses, including salaries and benefits for an increased number of employees across the Company.

Our research and development program will continue to be a significant part of our overall operating expenses during the next 12 months, as we continue to pursue our goals of continued efficiency, to achieve price reductions of our products in order to remain competitive in our primary markets, as well as, continuing development of future link products. Further, other operating expenses could continue to increase depending on our future expansion plans. We spent $4,879,934 during the six months ended June 30, 2006 to acquire material inventories in order to continue commercial production of our WiFiber G series GigE product line. Our general and administrative expenses increased to $3,543,383, related to the expansion of employee levels, implementation of our managerial accounting systems, opening of additional sales and operational support offices, costs associated with compliance with the requirements of the SOA and general costs of maintaining a publicly traded entity. Our selling and marketing expenses increased to $2,536,456, related to expansion of employee sales levels, global sales infrastructure development efforts and travel costs. Our service, install and link operations expenses increased to $1,545,395, related to expansion of employee levels, product deployment activity, travel costs, opening and operating our NOC and organizational support efforts.

Our net cash used in operating activities was $6,612,262 for the six months ended June 30, 2005. The Company was primarily in a formative stage in the early months of 2005. The significant use of cash in the six months ended June 30, 2005 was primarily related to product development costs for the WiFiber II series GigE and the WiFiber G series GigE product lines over the period. In addition, we required $822,966 to acquire material inventories in order to reach commercial production of our WiFiber II series GigE product lines. Moreover, the general and administrative overhead of the Company increased to $1,962,000, related to expansion of employee levels, opening of two additional offices, and general costs of maintaining a publicly traded entity following our IPO in October, 2004.

Net cash used in investing activities. Net cash used in investing activities was $730,573 for the six months ended June 30, 2006, compared to $1,022,350 used in the comparable 2005 period. Net cash used in investing activities during 2006 included purchases of testing and production equipment and other capitalized assets of $657,708 and costs associated with the acquisition of patents of $72,865. In 2005, net cash used in investing activities primarily includes $735,245 for the purchase of engineering and testing equipment and other capitalized assets and $31,700 for the acquisition of patents.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2006 was $1,319,065, compared to $6,978,106 provided in the comparable 2005 period. Net cash provided by financing activities during 2006 includes net proceeds from the exercise of common stock warrants and options of $2,089,936 offset by net cash used for the payment of Series B preferred stock dividends of $602,345 and capital lease payments of $168,526. For the six months ended June 30, 2005 cash provided by financing activities included $3,835,552 from the issuance of Series A preferred stock, $2,332,055 from the issuance of convertible notes payable and $888,295 from the exercise of common stock warrants. Net cash used by financing activities during the six months ended June 30, 2005 was $77,796 for capital lease payments.

Capital structure and resource and requirements. Our capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to implement our business plan fully, including the continued deployment and cost reduction of our WiFiber G series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series OC-48 products, which is expected to be deployed in the second half of 2006, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2007. Since inception, the significant excess of our expenses over our revenues levels has resulted in an accumulated deficit of $32,935,160 at June 30, 2006. To date, we have been dependent primarily on the net proceeds of our IPO, private placements of our debt and equity securities and proceeds from the exercise of common stock warrants to fund our capital requirements.

As of June 30 2006, we had $2,067,406 in available cash for our operating requirements. On August 21, 2006 we received approximately $9,200,000 in net proceeds from a private placement for our Series C stock (see Note 6). We anticipate funding our operating cash requirements over the next twelve months through the use of existing funds, the sale and installation of our WiFiber II series GigE and WiFiber G series GigE product lines, future exercises of common stock warrants outstanding and through continued access to public and private debt and equity markets. The inability to raise capital or realize these other sources of operating cash flows could require us to change or curtail our planned operations significantly in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

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

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our contractual obligations as of June 30, 2006 are summarized as follows:

(1)	Long-term debt payments equal $2,176,002. Long term debt payments due in less than one year equal $63,544. Long-term debt payments due in 2-3 years equal $2,112,458.

(2)
Payment of dividends related to our Series B stock. We have paid out $602,345 since the issuance of the Series B stock in November 2005. Future dividend payments depend on both the outstanding shares at the stated dividend dates and the rate effective at such dates.

 (3)        Contractual obligations for operating leases total approximately $979,000 of future minimum lease payments primarily for real estate leases.

 (4)  We have strategic alliance and supply agreements with various designers, manufacturers and suppliers of critical components used in our products that provide for material payment and other obligations on our part.

We have a strategic alliance agreement with ThinKom Solutions, Inc. (“ThinKom”), pursuant to which we issued 143,000 shares of our common stock to ThinKom at par value per share upon the agreement’s inception in January 2004 and under which ThinKom granted us an exclusive worldwide license to use and commercialize its antenna technologies in products operating in the 70 GHz and 80 GHz bands. ThinKom also agreed to develop, design, manufacture and test certain antenna modules for us. This agreement has an initial term ending in January 2009 and automatically extends for additional one-year periods until terminated in accordance with its terms. This agreement, as amended December 2005, requires us to make minimum payments to ThinKom in return for the design and manufacture of an antenna module for our products, including minimum payments of approximately $650,000 in 2004, $771,817 in 2005, $1,153,183 in 2006, $3,000,000 in 2007, $6,500,000 in 2008, $8,800,000 in 2009 and $10,000,000 each year thereafter during the term of the agreement in return for maintaining the exclusivity license for its developed technology relative to antennas. In addition, we paid a $250,000 working capital advance to ThinKom in 2004, which will be credited against minimum purchase amounts due to ThinKom in the last quarter of 2006 or payments to component suppliers to ThinKom or us. ThinKom’s design of our antenna has not been completed, and we do not expect to order any antennas from ThinKom until at least the third quarter of 2006. Consequently, all of the minimum payments that we have made to ThinKom to date have been for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs. We will also pay to ThinKom 1% of our revenues generated from the sale of products using ThinKom’s technology, excluding specified costs.

We have strategic alliance agreements with each of Mantaro Networks, Inc. (“Mantaro”) and Core Source Technologies, LLC (“Core Source”), under which we have the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, which incorporates components designed and manufactured by Mantaro and Core Source. The agreements each have an initial term ending in May 2008 and automatically extend for additional one-year terms until terminated in accordance with their respective terms. Mantaro and Core Source have each agreed that it will not compete by offering products similar to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. We are required to pay Mantaro and Core Source a minimum of $100,000 and $50,000, respectively, each year for the term of their agreements for engineering fees. In addition to the engineering fees, we have agreed to purchase a minimum number of components from Mantaro and Core Source for each of our proposed products over the life of their agreements.

We have a development and supply agreement with Vitesse Semiconductor Corporation (“Vitesse”) under which it agreed to design, supply and develop certain communications integrated circuit products for us, and we agreed to issue to Vitesse an initial purchase order in the amount of $205,000 for the development of a custom semiconductor wafer using indium phosphide (“InP”). The term of the development agreement is through August 2010, renewable on a year-by-year basis, unless terminated sooner pursuant to its terms. The payment terms of the initial purchase order are $41,000 within 30 days of Vitesse’s receipt of the order and the balance payable in several installments upon Vitesse’s completion of certain development milestones. Subject to our placing development and/or production purchase orders of specified minimum dollar levels prior to each annual anniversary of the agreement, Vitesse has agreed that it will not compete with us by developing, designing or selling InP based products for radio communications applications in the 50-300 GHz range. Thereafter, in order to maintain worldwide exclusivity for the developed technology as noted above, we would have to commit to making minimum levels of payment of approximately $600,000 for the initial year (August 2005 - July 2006), $2,000,000 for the second year, $5,000,000 for the third year, $7,000,000 for the fourth year, and $10,000,000 for the final year, for a combination of development and production orders from Vitesse.

(4)          Other purchase obligations represent contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of June 30, 2006.  Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Our primary cash requirements over the next twelve months will be to fund working capital requirements, capital expenditures, preferred stock dividend requirements, and future product development activities.

Specifically, we expect our primary cash requirements for the next twelve months to be as follows:

•	Capital expenditures - We expect to spend approximately $270,000 for capital expenditures, including capitalization of radio links that would be used at managed services customer sites.

•	Debt repayments - During the next twelve months, we will make payments on capital leases totaling $63,544.

•	Interest on Notes - During the next twelve months, we will make interest payments on our Notes of approximately $84,000.

•
Preferred stock dividend -$1.3 million in cash will be required to pay dividends on the Series B Convertible Preferred Stock currently outstanding, unless the trading volume of our common stock reaches certain stated volumes for a stated number of days prior to our quarterly dividend payment date. Should our common stock attain the designated trading volume level, the quarterly dividend(s) can be made, at our option in cash or in common stock, based upon a pre-determined share calculation ratio.

Approximately an additional $800,000 will be required to pay dividends on the newly issued Series C stock.

•
Working Capital Requirements - Primarily inventory purchases, expanded sales and marketing activities, build out of our customer support infrastructure and monitoring capacity and outstanding and uncollected accounts receivable related to sales volume over the next twelve months.

Future Sources of Liquidity

We expect our primary sources of cash during the next twelve months to be (1) common stock warrants exercises,
(2) collection of accounts receivable balances and (3) when necessary, accessing public and private capital markets for additional equity and/or debt financing.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $2,067,406 as of June 30, 2006, the net proceeds of our Series C stock issued in August 2006 and our net cash provided by operating activities will be sufficient to meet our near term cash requirements.  Our ability to meet requirements over the next 12 months will depend on our ability to generate cash in the future from sources as noted above, which is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we do not generate sufficient cash from operations, face unanticipated needs to fund growth opportunities or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue equity, either of which may be restricted by the terms of our exiting debt and equity agreements or otherwise be unavailable to us.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•
Ability to Increase Revenue - Our ability to generate net cash from future operating activities is critical to our maintaining adequate operating liquidity.  If our revenues were to fluctuate or stagnate, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs would be adversely affected.

•
Ability to access capital markets and debt markets - Historically, we have depended on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access debt and equity markets at reasonable rates it could require us to change or curtail significantly our current and planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

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

Company will adopt the provisions of SFAS 155 beginning in 2007. The Company does not expect SFAS 155 to have any significant impact on the Company’s financial position, results of operations or cash flows. The Company does not have any embedded derivative instruments that would be subject to the bifurcation requirements in paragraph 12 of SFAS 133.

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

We have limited capital resources.

Our business model is capital intensive, requiring significant expenditures ahead of any significant levels of projected revenues, and we will require additional capital to complete the transition necessary to commence full scale manufacturing and deployment of our products. In addition, if and when we achieve wider spread market acceptance for our first products, we may desire to accelerate our growth to take advantage of increasing demand, which will require additional capital to offset increased costs associated with accelerated growth. We have to date been dependent on cash provided largely by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next 12 months from collections of anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds form operations are generated. In addition, if we raise additional funds by issuing equity securities, our then existing security holders will likely experience dilution.

If we are unable to effectively manage the transition to full scale manufacturing and deployment of our products, our financial results will be negatively affected.

For the period from our inception, January 5, 2004, through June 30, 2006, we incurred an aggregate net loss, and had an accumulated deficit of $32.9 million. Our losses are expected to continue for possibly the next 12 months as we commence full scale manufacturing and deployment of our products. As we make such transition, we expect our business to grow in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our information technology and operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition, as well as diminish our prospects of generating meaningful revenues and, ultimately, achieving profitability.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of June 30, 2006, we had outstanding notes payable of $2.1 million ($990,429 net of related discount and beneficial conversion feature), and we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Many of the companies with which we compete, or expect to compete, offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include Stratex Networks, Inc., Ceragon Networks Ltd., BridgeWave Communications, Inc., Loea Corporation and Harris Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers and free space optic suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

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

Although as of June 30, 2006, we had no agreements, understandings or commitments relating thereto, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

Our officers, directors and affiliated entities own a significant percentage of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

As of June 30, 2006, our executive officers and directors in the aggregate, beneficially owned approximately 41.5% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006 20,000 non-plan common stock options were exercised for cash proceeds totaling $20,000. In addition, pursuant to the exercise of purchase options issued in connection with our IPO, we issued 2,000 shares of common stock and 2,000 IPO warrants for cash proceeds of $11,220.  These shares were issued without registration on reliance on exemption provided in section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. The proceeds were used for general working capital purposes.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 23, 2006. At that meeting, shareholders elected Douglas G. Lockie and David A. Buckel as Class 2 Directors of the Company for a term to expire at the 2009 Annual Meeting. The results of the voting are as follows:

	Votes For	Votes Withheld

Douglas G. Lockie	4,304,324	40,000

David A. Buckel	4,301,824	42,500

In addition, at the Annual Meeting of Stockholders, shareholders voted to ratify an amendment to the Company’s 2004 Stock Option Plan increasing the number of shares of Common Stock available for issuance under the plan from 1,100,000 to 1,850,000 shares. The results of the voting are as follows:

	Votes For	Votes Against	Abstained	Not Voted

Director’s Proposal—Ratification of an amendment to the Company’s 2004 Stock Option Plan	2,988,724	31,881	1,130	1,322,589

Further, at the Annual Meeting of Stockholders, shareholders voted to adopt the Company’s 2006 Stock Option Plan. The results of the voting are as follows:

	Votes For	Votes Against	Abstained	Not Voted

Director’s Proposal—Adoption of the Company’s 2006 Stock Option Plan	2,986,345	31,881	3,509	1,322,589

Item 5. Other Information

The Company previously reported on SEC Form 8-K filed June 29, 2006 that certain options to purchase shares of the Company's Common Stock were exercisable at $10.67. The correct exercise price is $12.03.

Item 6. Exhibits

EXHIBIT INDEX

(a)	The following exhibits are filed as part of this report:

Exhibit Number		Exhibit Title
10.1	(1)+	2004 Stock Option Plan, as amended.
10.2	(2) +	2006 Stock Option Plan.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix B of our definitive proxy statement on Schedule 14A filed with the SEC on May 30, 2006.

(2)	Incorporated by reference to Appendix C of our definitive proxy statement on Schedule 14A filed with the SEC on May 30, 2006.

+	Management contract or compensatory plan or agreement.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: August 21, 2006	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer