Form 10QSB
period 2006-09-30
GIGABEAM CORP
filed 2006-11-14
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 005-50985

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

The number of shares of the issuer’s Common Stock outstanding on November 10, 2006 was 6,018,338.

Transitional Small Business Disclosure Format (check one): Yes   ☐     No   ☒

GigaBeam Corporation
Index to Form 10-QSB

Table of Contents

Page

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 - Controls and Procedures	37

PART II - OTHER INFORMATION

Item 6 - Exhibits	37

Signature	38

Part I - Financial Information, Item 1 - Financial Statements

 GigaBeam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,195,810	$12,726,986
Restricted cash	-	160,405
Accounts receivable, net of allowance of $246,843 and $139,140 at September 30, 2006 and December 31, 2005, respectively	2,100,295	697,156
Inventories	7,928,257	3,066,451
Prepaid expenses and other current assets	666,308	533,078
Total current assets	15,890,670	17,184,076

Property and equipment, net	2,072,710	1,658,512
Other assets	382,664	291,162
Debt issuance costs	240,023	475,310
Deferred charges	429,000	429,000
Total assets	$19,015,067	$20,038,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,981,392	$2,417,723
Accrued liabilities	1,421,039	1,465,803
Current portion of capital lease obligations	28,783	221,300
Total current liabilities	4,431,214	4,104,826

Capital lease obligations, non-current	48,572	33,228
Convertible notes payable, net of discount	1,044,332	895,896
Total liabilities	5,524,118	5,033,950

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at September 30, 2006 and December 31, 2005	11	11
Series B convertible preferred stock, $.001 par value; 20,000 shares authorized; 15,100 and 18,900 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15	19
Series C convertible preferred stock, $.001 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at September 30, 2006	10	-
Common stock, $.001 par value, 40,000,000 shares authorized; 6,008,338 and 4,999,132 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6,008	4,999
Additional paid in capital	50,558,502	37,841,214
Deferred compensation	(19,948)	(30,775)
Accumulated deficit	(37,053,649)	(22,811,358)
Total stockholders’ equity	13,490,949	15,004,110
Total liabilities and stockholders’ equity	$19,015,067	$20,038,060

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)

Net sales	$2,045,941	$371,238	$4,401,140	$479,438
Cost of sales	1,400,538	566,474	3,153,729	727,338
Gross margin	645,403	(195,236)	1,247,411	(247,900)

Operating expenses:
Research and development	1,208,201	1,200,562	3,840,557	3,944,963
General and administrative	1,209,308	797,739	4,752,691	2,759,739
Selling and marketing	1,289,368	673,507	3,825,825	1,863,402
Service, install and link operations	849,102	290,872	2,394,498	716,688

Total operating expenses	4,555,979	2,962,680	14,813,571	9,284,792

Operating loss	(3,910,576)	(3,157,916)	(13,566,160)	(9,532,692)

Other income (expense):
Interest income	40,579	1,834	190,362	8,084
Interest expense	(248,492)	(302,597)	(866,493)	(803,016)

Loss before provision for income taxes	(4,118,489)	(3,458,679)	(14,242,291)	(10,327,624)

Provision for income taxes	-	-	-	-

Net loss	$(4,118,489)	$(3,458,679)	$(14,242,291)	$(10,327,624)

Series B convertible preferred stock dividends	(319,067)		(921,412)
Effect of beneficial conversion feature related to issuance of Series C convertible preferred stock	(2,252,398)	-	(2,252,398)	-
Net loss allocated to common shareholders	(6,689,954)	(3,458,679)	(17,416,101)	(10,327,624)

Basic and diluted loss per share	$(1.12)	$(.70)	$(3.11)	$(2.12)
Basic and diluted weighted average shares outstanding	5,978,757	4,973,156	5,604,841	4,860,948

See notes to condensed consolidated financial statements.

 GigaBeam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(As Restated)
Cash flows from operating activities:
Net loss	$(14,242,291)	$(10,327,624)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	753,723	368,739
Provision for doubtful accounts	107,703	95,000
Increase in inventory provision for obsolescence	758,554	-
Warranty costs	270,000	-
Depreciation and amortization	388,606	169,120
Non-cash compensation expenses	1,962,235	98,227
Changes in operating assets and liabilities:
Accounts receivable	(1,510,842)	(216,175)
Inventories	(5,574,792)	(1,281,885)
Prepaid expenses and other current assets	61,830	(331,334)
Deposits	(13,643)	(3,685)
Accounts payable	563,669	478,232
Accrued liabilities	(506,158)	84,228
Net cash used in operating activities	(16,981,406)	(10,867,157)

Cash flows from investing activities:
Restricted cash	160,405	(160,405)
Investment in notes receivable	-	(95,000)
Purchases of property and equipment	(804,876)	(779,336)
Acquisition of patents & intangibles	(82,669)	(106,005)
Net cash used in investing activities	(727,140)	(1,140,746)

Cash flows from financing activities:
Repayments of capital lease obligations	(215,859)	(155,730)
Issuance of common stock; net of related costs	-	577,159
Issuance of convertible debt; net of related costs	-	2,432,437
Issuance of convertible preferred stock; net of related costs	9,224,705	-
Issuance of redeemable preferred stock; net of related costs	-	6,923,914
Exercise of common stock warrants	2,011,036	888,295
Exercise of common stock options	78,900	-
Series B convertible preferred stock dividend paid	(921,412)	-
Net cash provided by financing activities	10,177,370	10,666,075

Net decrease in cash and cash equivalents	(7,531,176)	(1,341,828)
Cash and cash equivalents at beginning of period	12,726,986	1,742,716
Cash and cash equivalents at end of period	$5,195,810	$400,888

See notes to condensed consolidated financial statements.

GigaBeam Corporation Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(As Restated)
Supplemental disclosures:
Interest Paid	$119,376	$87,927
Non-cash investing and financing transactions:
Conversion of convertible notes payable into shares of common stock	$373,666	$-
Conversion of Series B convertible preferred stock into shares of common stock	$505	$-
Fair value adjustment of options granted	$127,380	$-
Issuance of warrants in connection with convertible notes payable	$-	$1,194,761
Issuance of warrants in connection with redeemable preferred stock	$-	$61,101
Issuance of warrants and options in connection with convertible notes payable debt issue costs	$-	$384,835
Capital lease obligations incurred to finance the purchase of equipment	$38,686	$524,832

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of the Business:

GigaBeam Corporation (referred to as “the Company,” “us,” “our,” “we” or similar pronouns) designs, develops, markets, sells, leases, installs and services advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber®.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company believes that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability.

WiFiber is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both WiFi and WIMAX.

The Company was incorporated under the laws of the State of Delaware on January 4, 2004. Our primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our initial WiFiber II and Series GigE and WiFiber G Series GigE products and initial sales, marketing, production and installation of these products. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,491,000. Since that date, the Company has completed various private placements of its debt and equity securities and stock purchase warrants, totaling approximately $39,975,000, and from which net proceeds totaled approximately $36,054,000. Additionally, the Company has received approximately $2,622,000 to date from the exercise of common stock purchase warrants.

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

The following table summarizes the number of our significant customers as of September 30, 2006, each of whom accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.
Nine Months Ended
September 30, 2006

Number of significant customers	3
Percentage of net sales	18%, 13%, 12%

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Inventories include the following:
	September 30, 2006	December 31, 2005
Raw material	$4,951,309	$2,142,401
Finished goods	3,910,502	1,099,050
	8,861,881	3,241,451
Less provision for obsolescence	(933,554)	(175,000)
	$7,928,257	$3,066,451

Work in process at September 30, 2006 was insignificant.

Revenue Recognition

Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collection is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we would determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 “Multiple Delivery Revenue Arrangements” (“EITF 00-21”).

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

Allowance for Doubtful Accounts

The Company records its trade receivables at invoiced amounts. The Company maintains an allowance for doubtful accounts for estimated losses that result from the failure or inability of customers to make required payments. When determining the allowance level, the Company considers the probability of collection based upon past experience, taking into account current collection effort results, as well as industry and general economic factors. Amounts may be eventually written off if the Company determines that it is probable that the amount will not be collected.

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

Number of Shares
Notes convertible into common stock	400,006
Options to purchase common stock	2,552,894
Warrants to purchase common stock	5,352,914
Shares underlying Series B convertible preferred stock	2,475,410
Shares underlying Series C convertible preferred stock	1,639,344

Income Taxes

The Company accounts for its income taxes using the liability approach under which deferred taxes are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when management is uncertain as to the ultimate realization of the asset. As of September 30, 2006, deferred tax assets are covered 100% by a valuation allowance.

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

The Company has adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s

Condensed Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted but not yet vested as of December 31, 2005, based on grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). The results of prior periods have not been restated as a result of SFAS 123(R). Share-based compensation for the three and nine months ended September 30, 2006 was $725,481 and $1,824,028, respectively, related solely to stock options. Under the requirements of APB 25, no statement of share-based compensation expense was required to be recorded during the nine months ended September 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite expected service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Condensed Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates, and due to the relatively short period of time which options have been granted as a publicly traded company, estimated future forfeitures related to expected turnover rates are included in the Company’s internal financial projections. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operation for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option pricing models for share-based awards.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (“SFAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statement of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
Loss before income taxes	$(725,481)	$(1,824,028)

Net loss	$(725,481)	$(1,824,028)

Loss per common share, basic and diluted	$(0.12)	$(0.33)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), using a Black-Scholes option-pricing model and amortized expense over the options’ vesting periods.

Three Months Ended	Nine Months Ended
September 30,	September 30,
2005	2005
(As Restated)	(As Restated)

Net loss attributed to common stockholders	$(3,458,679)	$(10,327,624)
Less: Stock-based compensation expense determined under
the fair value based method	3,609	10,827
Add: Stock-based compensation expense included in reported
net loss	(331,358)	(685,529)
Net loss attributed to common stockholders, pro forma	$(3,786,428)	$(11,002,326)

Loss per share-Basic and diluted:
Reported	$(0.70)	$(2.12)
Pro forma	$(0.76)	$(2.26)

The following weighted-average assumptions were used for options granted in the nine months ended September 30, 2006 and 2005 and a discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

Nine Months Ended	Nine Months Ended
September 30,	September 30,
2006	2005
(As Restated)
Dividend yield	0.0%	0.0%

Expected volatility	101%	85%

Risk-free interest rate	4.60% to 5.23%	3.7%

Expected life of the option term (in years)	4.0 - 7.0	4

Forfeiture rate	10%	-

Dividend yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the fact that the Company’s common shares have traded for a period less than two years as of September 30, 2006, and pursuant to SFAS 123(R), the Company estimates expected volatility through use of historical and current data using a combined volatility index of it’s own common stock and for similar baseline companies. We have used as baseline companies, selections from our industry sector, within similar life cycle ranges, of similar size, and where appropriate, companies with similar levels of financial leverage. Our expected volatility is based on a range of our and baseline comparable companies’ volatilities from most recent financial statement disclosures.

Risk-free interest rate - This is the U.S. treasury rate for the week of the various options granted during the quarter having a term that most clearly resembles the expected life of the option.

Expected life of the option term - This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted in the nine months ended September 30, 2006. For options granted on or prior to December 31, 2005, the Company continues to use the expected option life assigned to such options as used under the intrinsic value method utilizing APB 25.

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

The Company accounted for equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,”(“EITF 96-18”). EITF 96-18 requires the options issued to non-employees to be accounted for at fair value. The fair value of the options is re-valued at each reporting period and the compensation expense is adjusted accordingly. For the three months ended September 30, 2006, negative compensation expense of approximately ($150,000) was recognized related to equity awarded to non-employees. For the nine months ended September 30, 2006, the Company recognized compensation expense of approximately $127,000 related to equity awarded to non-employees.

There were 7,750 employee options exercised during the nine months ended September 30, 2006 which provided proceeds totaling $58,900. The weighted-average grant date fair value price of options granted during the nine month period ended September 30, 2006 and September 30, 2005 were $7.95 and $6.67, respectively. The total fair value of options granted during the nine month period ended September 30, 2006, were approximately $7,334,942. There were 1,508,105 options outstanding at September 30, 2006. These options had a weighted-average exercise price of $8.72 and an intrinsic value of approximately $10,331,607 and a weighted-average remaining contractual life of 9.04 years. There were 265,269 fully vested options exercisable at September 30, 2006. These options had a weighted average exercise price of $5.95 and an intrinsic value of approximately $1,466,951 and a weighted average remaining contractual life of 8.05 years.

Total Common Stock option activity during the nine months ended September 30, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	855,605	$6.16
Granted	922,250	11.46
Exercised	(7,750)	7.29
Canceled or expired	(262,000)	6.66
Options outstanding at end of period	1,508,105	8.93

Exercisable option activity during the nine months ended September 30, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Exercisable options outstanding at beginning of period	100,351	$4.78
Vested	187,668	6.57
Exercised	(7,750)	7.29
Canceled or expired	(15,000)	5.05
Exercisable options outstanding at end of period	265,269	5.95

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

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment to SFAS 133, and SFAS 140. SFAS 155 resolves issues addressed in SFAS 133 Implementation issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. Additionally, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt the provisions of SFAS 155 beginning in 2007. The Company does not expect SFAS 155 to have any significant impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. SFAS 156 was issued to simplify the accounting for servicing rights related to servicing assets and liabilities and to reduce the volatility that results from using different measurement attributes. The Company does not expect SFAS 156 to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is still determining the impact, if any, of the adoption of SAB 108 on its financial statements.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"),as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Reclassifications

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation.

Restatements

Certain amounts reported in 2005 have been restated. The restatement resulted from the Company determining that a beneficial conversion feature related to the issuance of the Company’s convertible notes payable is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008 and not fully amortized to interest expense in the period incurred. As a result, for the three months ended September 30, 2005, interest expense and net loss increased by $73,522 to $302,597 and $3,458,679, respectively, and the loss per share increased by $0.02 to $0.70. For the nine months ended September 30, 2005, interest expense and net loss decreased by $686,203 to $803,016 and $10,327,624, respectively, and the loss per share decreased by $0.15 to $2.12.

3. Convertible notes payable:

Convertible notes payable consist of the following:

	September 30, 2006	December 31, 2005
8% senior notes payable	$1,970,000	$2,340,000
Less unamortized debt discount	(533,552)	(831,423)
Less unamortized beneficial conversion feature	(392,116)	(612,681)
	$1,044,332	$895,896

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

The warrants are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months ended September 30,
2006, the Company recorded amortization of $100,382. For the nine months ended September 30, 2006 the Company recorded amortization of $297,871.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months ended September 30, 2006, the Company recorded amortization of $59,375. For the nine months ended September 30, 2006, the Company recorded amortization of $235,288.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008. We recorded interest expense of $73,522 during the three months ended September 30, 2006 related to amortization of the beneficial conversion feature. For the nine months ended September 30, 2006, the Company recorded amortization of $220,565. The unamortized balance of $392,116 and $612,681 has been recorded as a reduction to convertible notes payable at September 30, 2006 and December 31, 2005, respectively.

During the nine months ended September 30, 2006, seven Note holders requested conversion of $530,000 face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired or reduced in face value.

The carrying value as of September 30, 2006 of $1,044,332 is comprised of the aggregate principal amount outstanding of $1,970,000, net of unamortized discount and the net unamortized beneficial conversion feature. The increase in carrying value as of September 30, 2006 is due to the amortization of the debt discount and beneficial conversion feature, offset by the conversion of seven notes payable.

At September 30, 2006 and December 31, 2005, the Company estimated the fair value of the notes to be equal to their face value of $1,970,000 and $2,340,000, respectively.

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

In June and July 2005, we issued 92,500 shares of our common stock in an offshore offering as part of a unit that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011. The warrants have been listed together with warrants issued with the Series A stock and with warrants issued in February 2005 related to our $2,500,000 Notes financing (the “Z warrants”) on the Nasdaq Capital Market under the symbol “GGBMZ”.

The net proceeds from the issuance of the Series A stock and the related concurrent common stock and warrant sales, are designated for continuing research and development activities, commercial marketing of our GigE product lines, marketing of current and future product lines, acquisition of equipment and fixtures for engineering and production purposes, and for general corporate purposes.

On November 15, 2005, we paid the first required dividend on the Series A stock in shares of common stock. The total shares issued to holders of the Series A stock were 42,392 based on the formula as noted above. On May 15, 2006 we paid the semi-annual required dividend through the issuance of 31,798 shares of common stock based on the stated formula.

Our common stock, the Z warrants described above and our IPO warrants commenced trading on the Nasdaq Capital Market on March 27, 2006.

On November 7, 2005, we issued 18,900 shares of our variable dividend series B convertible preferred stock (“Series B stock”), and 1,302,191 common stock purchase warrants at a price of $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to us of approximately $17,452,000 in a private placement of such securities to institutional investors. The proceeds from the issuance of the Series B stock and warrants were allocated between the Series B stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and we determined that a beneficial conversion feature existed. We have estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be $3,936,794. The value of the beneficial conversion feature is included as an adjustment to the net loss to arrive at the net loss allocated to common stockholders while such Series B stock is outstanding.

Pursuant to the anti-dilution provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series B stock, at the time of any issuance of common stock or common stock equivalents at an effective price below the conversion price then in effect, the conversion price of the Series B stock shall be adjusted to the effective price of the subsequently issued common stock or common stock equivalents as of the date of such issue. On August 21, 2006 we issued 10,000 shares of our variable dividend Series C convertible preferred stock with a conversion price of $6.10 which was below the Series B stock conversion price. Consequently, the original conversion price of the Series B stock of $7.6199 per share was adjusted to equal the effective price of our variable dividend series C preferred stock (“Series C stock”) of $6.10 that we issued in August 2006. Based upon the adjusted conversion price of $6.10 per share, and based upon the number of outstanding shares of Series B stock at August 21, 2006 (15,300), the number of common shares issuable upon conversion of the Series B stock was adjusted from 2,007,906 shares to 2,508,204 shares.

Additionally, pursuant to the anti-dilution provisions of the warrants issued to the holders of the Series B stock, the number of shares of common stock issuable upon exercise of the warrants issued to the Series B stock shareholders has been adjusted from 1,274,630 shares to 1,667,467 shares and the exercise price has been adjusted from $7.9827 to $6.10.

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

On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, we paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067 and $314,781, respectively, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above.

On August 21, 2006, we issued 10,000 shares of our Series C stock with a conversion price of $6.10 per common share and warrants to purchase an aggregate of 860,651 shares of common stock for gross proceeds of $10 million resulting in net proceeds of $9,224,705 after payment of placement fees and other expenses of $775,295. The proceeds from the issuance of the Series C stock and warrants were allocated between the Series C stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and we determined that a beneficial conversion feature existed. We have estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be $2,252,398. The value of the beneficial conversion feature is included as an adjustment to the net loss to arrive at the net loss allocated to common stockholders while such Series C stock is outstanding.

The conversion price of the Series C stock is $6.10 per share, subject to adjustment as set forth in the Certification of Designation of Preferences, Rights and Limitations covering the Series C stock.

The exercise price of the common stock purchase warrants issued to holders of the Series C stock is $ 6.39, subject to adjustment.

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

Under terms of the Series C stock, so long as any shares of the Series C stock remain outstanding, we are prohibited from paying dividends on our common stock or other designated junior securities, other than dividend payments in the ordinary course under our Series A stock and Series B stock provided we are current in our obligations under our Series C stock, and the terms of our Series A stock have not been amended since November 7, 2005.

Dividends on the Series C stock are due quarterly on the first day of January, April, July and October to shareholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for our common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted reached, and if funds required for the quarterly dividend payment are legally available, solely at our election, the dividend may be paid in cash or in shares of our common stock.

On October 2, 2006 we paid the quarterly dividend to holders of Series C stock in cash, amounting to $91,111, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above.

5. Stock Option Plans

During May 2004, the Company established the 2004 Stock Option Plan (the “2004 Plan”) for the benefit of officers, directors, key employees, and important consultants to the Company. The 2004 Plan provides for the issuance of both incentive stock options and non-qualified stock options, to purchase an aggregate of up to 1,850,000 shares of common stock. The terms of the options are determined at the time of grant by the administrative committee as set forth in the 2004 Plan. The options issued under this 2004 Plan vest in equal installments as determined by administrative committee. The 2004 Plan provides that no one individual may receive options for more than 80% of the total number of shares of common stock authorized for issuance under the 2004 Plan during the term of the 2006 Plan. As of September 30, 2006 options to purchase 1,623,800 shares of common stock were outstanding under the 2004 Plan,

During June 2006, the Company established the 2006 Stock Option Plan (the “2006 Plan”) for the benefit of officers, directors, key employees, and important consultants to the Company. The 2006 Plan provides for the issuance of both incentive stock options and non-qualified stock options. Subject to anti-dilution adjustments as provided in the 2006 Plan, (i) a total of 1,500,000 shares of Common Stock have been reserved for distribution pursuant to the 2006 Plan, up to 750,000 of which may be issued as Incentive Stock Options, and (ii) the maximum number of shares of Common Stock that may be issued to any individual participant under the 2006 Plan may not exceed 80% of the total shares of Common Stock authorized for issuance under the 2006 Plan during the term of the 2006 Plan. The terms of the options are determined at the time of grant by the administrative committee as set forth in the 2006 Plan The options issued under the 2006 Plan vest in equal installments as determined by administrative committee As of September 30, 2006, no 2006 Plan options were outstanding.

6. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non-cancelable operating leases.

At September 30, 2006, future minimum lease payments under these operating leases are as follows:

2007	$567,901
2008	243,811
2009	31,140
$842,852

Rental expense for operating leases was $468,307 for the nine months ended September 30, 2006.

7. Subsequent Events:

On October 2, 2006, Thomas Wetmore resigned as Senior Vice-President of Sales and Marketing, terminating his July 12, 2004 Employment Agreement with the Company, to form a new telecommunications company in the Boston, Massachusetts metropolitan area. Mr. Wetmore has entered into a Consulting and Separation Agreement with the Company, under which he has agreed to provide specified sales and marketing services for a two-year period. Under the Consulting Agreement, the Company also agreed to reimburse Mr. Wetmore for a portion of certain group health benefits for a period of six months, and to compensate him in the amount of $17,500 per month for a minimum of three months. Additionally, the Company has granted Mr. Wetmore ten-year options to purchase 34,000 shares of its common stock at an exercise price of $12.03, said options are to vest over a period of two years.

Effective September 26, 2006, the Company’s Board of Directors approved reductions in base salaries of the Company’s management team, including those of its executive officers. The reductions ranged from 10% - 50%. Additionally, the Company’s Board of Directors approved the accrual of and deferral of all compensation payments for the Company’s non-employee Directors for board and committee meeting attendance effective October 1, 2006.

8. Related Party Transactions

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

OPERATIONS REVIEW

Overview

Our primary business is to design, develop, market, sell, lease, install and service advanced point-to-point wireless communications links capable of transmission speeds at or in excess of a gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs allows for wireless communications at previously unattainable fiber-equivalent speed and reliability. Our target customers are telecom operators, carriers and network operators, communications and IT service providers, system integrators and value added resellers, Fortune 500 companies, government and military entities and other enterprises, seeking cost-effective millimeter wave wireless solutions.

Since our inception in January 2004, our focus has been primarily on the design, development, production, sale and installation of our initial product lines, developed both, internally and through our strategic partnering activities as well as obtaining financing to fund such efforts.

For the nine months ended September 30, 2006, our net sales totaled $4.4 million primarily from the sale of our WiFiber G series GigE products. Sales for the nine months ended September 30, 2005, totaled $479,438 from the sale of our WiFiber II series GigE. For the year ended December 31, 2005, our net sales totaled $1.2 million.

We have not yet generated significant revenues or achieved a cash flow breakeven level from operations. Consequently, we continue to be dependent on debt and equity financings to fund our cash requirements and without additional such financings and/or significant additional revenues we will not have sufficient capital to implement fully our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. We expect to continue our research and development activities over the next 12 months, as we work to complete the cost reduction schedule of our WiFiber G series GigE products and progress toward the commercial deployment of our next generation of wireless radio products. If additional working capital is required in the next 12 month period, we believe that a combination of funds generated from product sales, accounts receivable financings and the exercise of outstanding stock warrants, as well as continued access to public and private debt and equity markets should be sufficient to meet our operating working capital needs. As detailed in Note 4 to the financial statements, we completed a private placement of our Series C stock as of August 21, 2006, from which the gross proceeds were $10,000,000, net proceeds after fees and related costs were $9,224,705. However, if we are required to seek additional capital in the next 12 month period and such additional capital were only available at prohibitive costs or terms or not available, we will need to change our business strategy, which could include a reduction of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient cash proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

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

•
We anticipate delayed revenue and revenue growth in the near term as a result of our recent termination of the reseller distribution agreement with our Middle East and North Africa reseller in August 2006

On August 3, 2006, we gave notice to CircleTel Consultancies W.L.L. (“CircleTel”), our Middle East and North Africa (“MENA”) reseller, that we were terminating our reseller/distributor agreement with CircleTel. Our determination to terminate this agreement was a result of CircleTel’s failure to comply with certain material provisions of the agreement. International markets represent an important market opportunity for us and the termination of our existing MENA relationship creates near term uncertainty in selected international markets, which will result in delayed revenue and revenue growth for us. Under the circumstances, however, we believe that it is in our best interest to develop alternative distribution channels in the MENA region. We remain highly confident that there is significant demand for our products in the MENA region and we are confident that we will reestablish distribution channels in the region.

Research and development

In order to compete effectively in our markets, we are, and expect to continue, investing resources to introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We are currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to introduce in the fourth quarter of 2006 and to initiatives related to product unit cost reduction.

Research and development expenses for the nine months ended September 30, 2006 were $3,840,557, compared to $3,944,963 for the nine months ended September 30, 2005. Research and development expenditures include engineering and product design fees paid to contractors as we continue to develop new products to the stage of commercial production. Research and development expenses also include salaries and benefits for our engineering and production staff, as well as depreciation of capitalized testing and production equipment purchased.

Investment in laboratory and production equipment

For the year ended December 31, 2005, we invested $1,294,358 in laboratory and production equipment. During the nine months ended September 30, 2006, we invested an additional $376,295 in equipment, and estimate that we will spend an additional $155,000 during the next twelve months for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us or contract manufacturers used by us in the final assembly of our products and other related assets for our WiFiber G Series GigE product lines.

Manufacturing plan

All of our proposed initial products have a modular design. The detailed designs of our initial products have been completed and the necessary components and modules (subassemblies) to produce these products are identified. We outsource the manufacture of key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur at our facilities. As the scale of our operations increase, we may contract out significant aspects of assembly and testing of our products.

We spent $6,696,162 on manufacturing inventory and materials for the nine months ended September 30, 2006 compared to $1,281,885, for the nine months ended September 30, 2005. The increased spending was related to forecast increases in sales of our WiFiber G series GigE products in 2006. We expect to continue our on premises manufacturing activities during the next 12 months as we consider outsourcing all or part of our manufacturing assembly and test activities for commercial production.

General and administrative

Our primary focuses in this area are attracting additional operating capital, managing the general legal and administrative issues in the Company, and acquiring and/or maintaining facilities for our research and development, manufacturing, product support and sales and marketing operations. For the nine months ended September 30, 2006 our current operating locations included a combination corporate office, research and light manufacturing facility in Herndon, Virginia of approximately 9,100 square feet, a sales and marketing support office in Waltham, Massachusetts totaling 5,156 square feet, an engineering and manufacturing support facility in Sunnyvale, California of 7,243 square feet and office and warehouse facilities in Lewisville, Texas, with a total square footage of 3,865. Additionally, we have an ongoing lease through February 2008 for our closed Waltham, Massachusetts sales office for which we are currently seeking a subtenant. Our monthly minimum lease and maintenance cost for the aforementioned facilities is approximately $37,162.

On November 1, 2006, the Company entered into a real estate lease agreement for a research and development and engineering facility in Durham, North Carolina. The location comprises approximately 11,700 square feet in a suburban office park. The facility is to be used for engineering offices and general office purposes. The initial lease period is 48 months. Monthly base rent level is $10,767 for the initial twelve months, and thereafter increasing annually by 3% over the previous year’s base rental level.

Selling and marketing

Our sales and marketing group includes geographic and industry-focused outside sales, marketing research, business development, technical support and sales engineering personnel. This group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines. Selling and marketing expenses for the nine months ended September 30, 2006 were $3,825,825, compared to $1,863,402 for the nine months ended September 30, 2005. The sales and marketing operations in the Company escalated substantially since September 2005 to promote and sell commercial quantities of our WiFiber II series GigE and later, our WiFiber G series GigE products. We moved our primary sales and marketing offices to a larger location in Waltham, Massachusetts in the first quarter of 2006. In September 2006 we closed the Waltham office as part of our re-evaluation of the geographical requirements for our sales force office coverage needs. We are currently seeking a sub-lease tenant. Travel costs increased in proportion to the increase in the sales group personnel levels since September 2005, particularly international travel to obtain regulatory approvals and to establish reseller networks. We expect to increase our selling and marketing activities over the next twelve months to support our increased global marketing penetration objectives.

Service, install and link operations

Our link operations group provides testing, installation and after sale maintenance support for the Company’s products. We believe that this part of the business operation could become an integral source of revenues within the next 12-24 months, utilizing both full time employees and strategic installation and maintenance partners. Service, install and link operations expenses for the nine months ended September 30, 2006 were $2,394,498, compared to $716,688 for the nine months ended September 30, 2005. The link operations group supports product testing, product installation and maintenance and installation and maintenance of our IT infrastructure. The expenses of this group are primarily salaries and benefits of the personnel that install our products, travel expenses to support installed customers link testing, as well as supplies for their daily operations. We expect the activity levels for installation and link operations over the next 12 months will track the anticipated increase in customer installation sites.

Results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net sales, gross margin and net loss

Three Months Ended
September 30,	September 30,
2006	2005
Net sales	$2,045,941	$371,238
Gross margin	$645,403	$(195,236)
Net loss	$(4,118,489)	$(3,458,679)

For the three months ended September 30, 2006 our revenue totaled $2,045,941 primarily from the sale of our WiFiber G series GigE products. Sales for the three months ended September 30, 2005 totaled $371,238 from the sale of our WiFiber II series GigE product. Gross margin for the three months ended September 30, 2006 was 32%. The percentage was affected by allocations of manufacturing overhead over a relatively small number of our WiFiber G series GigE links sold during the quarter and a provision for obsolescence of $266,500 expensed to cost of sales related the value of our Wifiber II series GigE links.

Research and development. Our research and development expenses for the third quarter 2006 were $1,208,201, an increase of $7,639 over the comparable 2005 period. The increased expense level was due primarily to increased depreciation related to additional testing and production equipment purchases, increased equipment rental costs, expenses related to employee share-based compensation required to be recognized in 2006 and increases in salaries and benefits related to increases in the internal engineering personnel. These increases were offset by net decreased spending for outside engineering development projects for our WiFiber GigE series product lines. The WiFiber G series GigE product reached the commercial production stage in late 2005; the development of our WiFiber G series OC 48 was ongoing as of September 30, 2006.

General and administrative. For the quarter ended September 30, 2006, general and administrative expenses were $1,209,308 an increase of $411,569 over the comparable expenses incurred in the third quarter of 2005. The increase in general and administrative expenses was primarily due to increased legal and professional fees, higher insurance premiums due to increased coverage, expenses of operating as a publicly traded company including costs associated with compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“SOA”), increases in the overall size of operations and expenses related to employee share-based compensation required to be recognized in 2006.

Selling and marketing. For the quarter ended September 30, 2006, sales and marketing expenses were $1,289,368, an increase of $615,861 over comparable expenses incurred in the comparable 2005 period. The increased level of expenses were attributable to increased sales personnel to market and sell our WiFiber G series GigE products, increased travel costs, particularly international travel associated with development of geographically dispersed reseller agreements and expenses related to employee share-based compensation required to be recognized in 2006, and the addition of contract sales agents internationally in 2006.

Service, install and link operations. For the quarter ended September 30, 2006, service, install and link operations expenses were $849,102, an increase of $558,230 over comparable expenses incurred in the comparable 2005 period. The increase was primarily attributable to expenses related to employee share-based compensation required to be recognized in 2006, increases in salaries and benefits and levels of the personnel who install our products, travel to support installed customers’ link testing and operations, the commencement of operations of our Network Operations Center (“NOC”), as well as supplies and equipment for their daily operations.

Interest expense. Interest expense for the quarter ended September 30, 2006 was $248,492, compared to $302,597 for the comparable 2005 period. Interest expense includes $73,522 for both quarters ended September 30, 2006 and 2005, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible debt, amortization of debt issuance costs, amortization of debt discount and interest related to capitalized lease obligations. The decrease was due primarily to the reduction in interest expense related to expiring capitalized leases and lower interest expense on our 8% convertible notes due to the conversion of certain of the notes in late 2005 and in 2006.

Results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net sales, gross margin and net loss

Nine Months Ended
September 30,	September 30,
2006	2005
Net sales	$4,401,140	$479,438
Gross margin	$1,247,411	$(247,900)
Net loss	$(14,242,291)	$(10,327,624)

For the nine months ended September 30, 2006 our revenue totaled $4.4 million primarily from the sale of our WiFiber G series GigE products. Sales for the nine months ended September 30, 2005 totaled $479,438 primarily from the sale of our WiFiber II series GigE. Gross margin for the nine months ended September 30, 2006 was 28%. The percentage was affected by allocations of manufacturing overhead over a relatively small number of our WiFiber G series GigE links sold during the nine months and by a provision for obsolescence of $758,554 expensed to cost of sales related to the carrying value of our WiFiber II series GigE links.

Research and development. Our research and development expenses decreased to $3,840,557, for the nine months ended September 30, 2006, from $3,944,963 in the comparable period of 2005. The decreased expense level was due primarily to decreased overall spending for outside engineering development and testing projects for our WiFiber GigE series product lines. The decreased spending on outside engineering and testing was partially offset by increased depreciation related to additional testing and production equipment purchases, increased equipment rental costs, expenses related to employee share-based compensation required to be recognized in 2006 and increased benefits for employees on 2006.

General and administrative. Our general and administrative expenses increased to $4,752,691 for the nine months ended September 30, 2006, from $2,759,739 in the comparable 2005 period. The increase of $1,992,952 was primarily due to increased legal and professional fees, higher insurance premiums due to increased coverage, costs associated with compliance with the requirements of SOA, costs of implementation of our integrated managerial accounting system, expenses related to employee share-based compensation required to be recognized in 2006, and expenses of operating as a publicly traded company.

Selling and marketing. Our selling and marketing expenses increased to $3,825,825 for the nine months ended September 30, 2006, from $1,863,402 in the comparable 2005 period. The increase of $1,962,423 was attributable to expenses related to employee share-based compensation required to be recognized in 2006, increased benefits for sales and business development personnel, expenses related to employee share-based compensation required to be recognized in 2006 and increased sales activity and travel costs, particularly international travel associated with development of geographically dispersed reseller agreements.

Service, install and link operations. Our service, install and link operations expenses increased to $2,394,498 for the nine months ended September 30, 2006, from $716,688 in the comparable 2005 period. The increase of $1,677,810 was primarily attributable to expenses related to employee share-based compensation required to be recognized in 2006, increases in salaries and benefits of the personnel that install our products, travel to support installed customers’ link testing and operations, the commencement of operations of our NOC as well as supplies and equipment for daily operations.

Interest expense. Interest expense for the nine months ended September 30, 2006 was $866,493 compared to $803,016 for the comparable 2005 period. Interest expense includes $220,565 and $196,058 for the nine months ended 2006 and 2005, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible debt, amortization of debt issuance costs, amortization of debt discount and interest related to capitalized lease obligations. The increase was due primarily to the amortization of debt issuance costs, debt discounts and the beneficial conversion feature all of which commenced during the nine months ended September 30, 2005. This increased amortization was offset by a reduction in interest expense related to expiring capitalized leases, and lower interest expense on our 8% convertible notes due to the conversion of certain of the notes in late 2005 and in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net cash used in operating activities	$(16,981,406)	$(10,867,157)
Net cash used in investing activities	(727,140)	(1,140,746)
Net cash provided by financing activities	10,177,370	10,666,075
Net decrease in cash and cash equivalents	$(7,531,176)	$(1,341,828)

Cash and cash equivalents. Our cash and cash equivalents balance was $5,195,810 at September 30, 2006 and $12,726,986 at December 31, 2005. The decrease of $7,531,176 for the nine months ended September 30, 2006 was due primarily to costs for the build up of inventory, the expansion of our domestic and international operations, the continuing high level of expenditures for research and development and other operating expenditures including equipment purchases, as well as the timing of sales transactions and related receivable collections quarter to quarter. We invested $804,876 for equipment and other capitalized assets purchased in the nine months ended September 30, 2006 related to the development and testing of our WiFiber G series GigE product lines, information technology infrastructure acquisitions and acquisition and implementation of our managerial accounting systems. Other significant uses of cash included payment for capital lease obligations of $215,859 and Series B stock dividends of $921,412. These uses of cash were partially offset by net proceeds from the issuance of our Series C stock of $9,224,705, the exercise of common stock warrants and options totaling $2,089,936, and the collections of accounts receivable of $1,254,161.

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

Net cash used in operating activities. Our net cash used in operating activities was $16,981,406 for the nine months ended September 30, 2006, compared to net cash used in operating activities of $10,867,157 in the comparable 2005 period. We were primarily in a developmental stage through March 31, 2005, dating from our inception on January 5, 2004. The significant use of cash for operations in the nine months ended September 30, 2006 was primarily related to increased inventory materials acquisition and increased levels of operating expenses, including salaries and benefits for an increased number of employees across the Company.

Our research and development program will continue to be a significant part of our overall operating expenses during the next 12 months, as we continue to pursue our goals of continued efficiency, to achieve price reductions of our products in order to remain competitive in our primary markets, as well as, continuing development of future link products. Further, other operating expenses could continue to increase depending on our future operating plans. We spent $6,696,162 during the nine months ended September 30, 2006 to acquire material inventories in order to continue commercial production of our WiFiber G series GigE product line. Our general and administrative expenses increased to $4,752,691, related to the expansion of employee levels, implementation of our managerial accounting systems, increased levels of insurance coverage, costs associated with compliance with the requirements of the SOA and general costs of maintaining a publicly traded entity. Our selling and marketing expenses increased to $3,825,825, related to expansion of sales employee levels, global sales infrastructure development efforts and travel costs. Our service, install and link operations expenses increased to $2,394,498, related to expansion of employee levels to support, product deployment activity, travel costs, opening and operating our NOC and organizational support efforts.

Our net cash used in operating activities was $10,867,157 for the nine months ended September 30, 2005. The Company was primarily in a formative stage in the early months of 2005. The significant use of cash in the nine months ended September 30, 2005 was primarily related to product development costs for the WiFiber II series GigE and the WiFiber G series GigE product lines over the period. In addition, we required $1,281,885 to acquire material inventories in order to reach commercial production of our WiFiber II series GigE product lines. Moreover, the general and administrative overhead of the Company increased to $2,759,739, related to expansion of employee levels, opening of two additional offices, and general costs of maintaining a publicly traded entity following our IPO in October, 2004.

Net cash used in investing activities. Net cash used in investing activities was $727,140 for the nine months ended September 30, 2006, compared to $1,140,746 used in the comparable 2005 period. Net cash used in investing activities during 2006 included purchases of testing and production equipment and other capitalized assets of $804,876 and costs associated with the acquisition of patents of $82,669. In 2005, net cash used in investing activities primarily includes $779,336 for the purchase of engineering and testing equipment and other capitalized assets and $106,005 for the acquisition of patents. In 2006, the restricted cash related to capital lease obligations was returned to the Company following payment of the related lease obligations.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $10,177,370, compared to $10,666,075 provided in the comparable 2005 period. Net cash provided by financing activities during 2006 includes net proceeds from the issuance of our Series C stock of $9,224,705 and the exercise of common stock warrants and options of $2,089,936 offset by net cash used for the payment of Series B stock dividends of $921,412 and capital lease payments of $215,859. For the nine months ended September 30, 2005 cash provided by financing activities included $7,501,073 from the issuance of preferred stock and common stock, $2,432,437 from the issuance of convertible notes payable and $888,295 from the exercise of common stock warrants. Net cash used by financing activities during the nine months ended September 30, 2005 was $155,730 for capital lease payments.

Capital structure and resource and requirements. Our working capital requirements have been and will continue to be significant. We also expect our cash requirements to increase in future periods to implement our business plan fully, including the continued deployment and cost reduction of our WiFiber G series GigE and the development and general commercial deployment of our upcoming products, including our WiFiber G series OC-48 product, which is expected to be available in the fourth quarter of 2006, and our 10 GigE and OC-192 products, for which commercial deployment is expected to commence in 2007. Since inception, the significant excess of our expenses over our revenues levels has resulted in an accumulated deficit of $37,053,649 at September 30, 2006. To date, we have been dependent primarily on the net proceeds of our IPO, private placements of our debt and equity securities, warrant conversions and collection of accounts receivable.

On August 21, 2006, we received approximately $9,224,705 in net proceeds from a private placement of our Series C stock. As of September 30 2006, we had $5,195,810 in available cash for our operating requirements. We anticipate funding our operating cash requirements over the next twelve months through the use of existing funds, the sale and installation of our WiFiber G series product lines, future exercises of common stock warrants outstanding and through continued access to public and private debt and equity markets. The inability to raise capital or realize these other sources of operating cash flows could require us to change or curtail our planned operations significantly in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

In light of the uncertainty of our ability to develop our targeted markets significantly and to predict the future of the wireless point-to-point industry in general, as well as our limited history of operations, it is difficult for our management to identify and assess fully any trends or uncertainties that would affect our liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful testing of our ongoing product lines currently in development, widespread customer acceptance and usage of the point-to-point technology as a solution to their telecommunications needs, and the adoption of the authorized 70 GHz and 80 GHz frequencies for commercial and governmental use in countries outside the United States of America, and the potential for increasing penetration of broadband internet access in the mainstream commercial marketplace. If any of these trends or uncertainties change in an unfavorable manner, we may not be able to recognize revenues or obtain short term financings through accounts receivable discounting or development of short term lines of credit as currently anticipated, thereby forcing us to seek additional equity or debt financing, reduce our expenditures or scale back or curtail operations. We could, under such circumstances, also be unable to completely satisfy our material contractual obligations.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our contractual obligations as of September 30, 2006 are summarized as follows:

(1)	Long-term debt payments equal $2,047,355. Long term debt payments due in less than one year equal $28,783. Long-term debt payments due in 2-3 years equal $2,018,572.

(2)
Payment of dividends related to our Series B and Series C stock. The amount of future dividend payment levels depend on both the outstanding shares at the stated dividend dates and the rate effective at such dates.

(3)	Contractual obligations for operating leases total approximately $843,000 of future minimum lease payments primarily for real estate leases.

(4)
We have strategic alliance and supply agreements with various designers, manufacturers and suppliers of critical components used in our products that provide for material payment and other obligations on our part.

We have a strategic alliance agreement with ThinKom Solutions, Inc. (“ThinKom”), pursuant to which we issued 143,000 shares of our common stock to ThinKom at par value per share upon the agreement’s inception in January 2004 and under which ThinKom granted us an exclusive worldwide license to use and commercialize its antenna technologies in products operating in the 70 GHz and 80 GHz bands. ThinKom also agreed to develop, design, manufacture and test certain antenna modules for us. This agreement has an initial term ending in January 2009 and automatically extends for additional one-year periods until terminated in accordance with its terms. This agreement, as amended December 2005, requires us to make minimum payments to ThinKom in return for the design and manufacture of an antenna module for our products, including minimum payments of approximately $650,000 in 2004, $771,817 in 2005, $1,153,183 in 2006, $3,000,000 in 2007, $6,500,000 in 2008, $8,800,000 in 2009 and $10,000,000 each year thereafter during the term of the agreement in return for maintaining the exclusivity license for its developed technology relative to antennas. In addition, we paid a $250,000 working capital advance to ThinKom in 2004, which is scheduled to be credited against minimum purchase amounts due to ThinKom in the last quarter of 2006 or payments to any component suppliers to ThinKom or us. ThinKom’s design of our antenna has not been completed, and we do not expect to order any antennas from ThinKom until at least 2007. Consequently, all of the minimum payments that we have made to ThinKom to date have been for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs. We will also pay to ThinKom 1% of any revenues generated from the sale of products using ThinKom’s technology, excluding specified costs.

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

We have a development and supply agreement with Vitesse Semiconductor Corporation (“Vitesse”) under which it agreed to design, supply and develop certain communications integrated circuit products for us. We issued an initial purchase order to Vitesse in the amount of $205,000 for the development of a custom semiconductor wafer using indium phosphide (“InP”). The term of the development agreement is through August 2010, renewable on a year-by-year basis, unless terminated sooner pursuant to its terms. Subject to our placing development and/or production purchase orders of specified minimum dollar levels prior to each annual anniversary of the agreement, Vitesse has agreed that it will not compete with us by developing, designing or selling InP based products for radio communications applications in the 50-300 GHz range.

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

(4)
Other purchase obligations represent contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2006.  Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Our primary cash requirements over the next twelve months will be to fund working capital requirements, capital expenditures, preferred stock dividend requirements, and future product development activities.

Specifically, we expect our primary cash requirements for the next twelve months to be as follows:

•	Capital expenditures - We expect to spend approximately $155,000 for capital expenditures, including capitalization of radio links that would be used at managed services customer sites.

•	Debt repayments - During the next twelve months, we are scheduled to make payments on capital leases totaling $33,101

•	Interest on Notes - During the next twelve months, we are scheduled to make interest payments on our Notes of approximately $79,000.

•
Preferred stock dividend -Approximately $1,208,000 in cash will be required to pay dividends on the Series B stock currently outstanding, unless the trading volume of our common stock reaches certain stated volumes for a stated number of days prior to our quarterly dividend payment date. Should our common stock attain the designated trading volume level, the quarterly dividend(s) can be made, at our option in cash or in common stock, based upon a pre-determined share calculation ratio.

Approximately $800,000 in cash will be required to pay dividends on the Series C stock.

•
Working Capital Requirements - Primarily for inventory purchases, expanded international sales and marketing activities, build out of our customer support infrastructure and monitoring capacity and outstanding and uncollected accounts receivable related to sales results over the next twelve months.

Future Sources of Liquidity

We expect our primary sources of cash during the next twelve months to be (1) common stock warrants exercises,
(2) collection of accounts receivable balances and (3) when necessary, accessing public and private capital markets for additional equity and/or debt financing.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $5,195,810 as of September 30, 2006 and our net cash provided by operating activities and exercise of warrants and/or accounts receivable financing will be sufficient to meet our near term cash requirements.  Our ability to meet requirements over the next 12 months will depend on our ability to generate cash in the future from sources as noted above, which is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

•
Ability to access capital markets and debt markets - Historically, we have depended on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access debt and equity markets at reasonable rates, or at all, it could require us to change or curtail significantly our current and planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

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

We were incorporated on January 4, 2004, installed our first GigE link in March 2005 and in the latter part of the quarter ended June 30, 2005, achieved our first revenues. We are currently completing enhancements to our initial product line and the development of our next generation products including the OC-48 products. To date, we have generated only limited revenues and have no meaningful trend of operating history upon which you can evaluate our business strategy or future prospects. Our ability to generate meaningful revenues will depend on whether we can successfully market our initial products and develop and market additional products and on whether we are able to successfully complete our transition to full scale manufacturing and deployment of our products. In making your evaluation of our prospects, you should consider that we are an early stage business focused on new technologies, are designing solutions that have no proven market acceptance and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned.

We have limited capital resources.

Our business model is capital intensive, requiring significant expenditures ahead of any significant levels of projected revenues, and we will require additional capital to complete the transition necessary to reach full scale manufacturing and deployment of our products. In addition, if and when we achieve wider spread market acceptance for our first products, we may desire to accelerate our growth to take advantage of increasing demand, which will require additional capital to offset increased costs associated with accelerated growth. We have to date been dependent on cash provided largely by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next 12 months from collections of anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. The inability to raise capital or realize these other sources of operating cash flows could require us to significantly change or curtail our current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds form operations are generated. In addition, if we raise additional funds by issuing equity securities, our then existing security holders will likely experience dilution.

If we are unable to effectively manage the transition to full scale manufacturing and deployment of our products, our financial results will be negatively affected.

For the period from our inception, January 5, 2004, through September 30, 2006, we incurred an aggregate net loss, and had an accumulated deficit of $37.1 million. Our losses are expected to continue for possibly the next 12 months as we continue to manufacture and deploy our current and anticipated new products. As we develop, we expect our business to grow in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and physical resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our information technology and operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition, as well as diminish our prospects of generating meaningful revenues and, ultimately, achieving profitability.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of September 30, 2006, we had outstanding notes payable of $1.97 million, and we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Many of the companies with which we compete, or expect to compete, offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include Stratex Networks, Inc., Ceragon Networks Ltd., BridgeWave Communications, Inc., Alcatel and Harris Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers and free space optic suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

We also expect to face competition from private and start-up companies given the FCC’s new open licensing rules relating to the radio frequencies on which our products will operate, effectively reducing the greatest barrier to entry for companies such as ours.

We not only face actual and potential competition from established companies, but also from start-up and other small companies that are developing and marketing new commercial products and services. Some of these will be seeking, like us, to take advantage of the new FCC open licensing rules to enter the market with products capable of harnessing the frequencies between 71-76 GHz and between 81-86 GHz to provide higher quality service. Also, other than the increased technical development skills and expertise required, there are no substantial manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs creating significant barriers to entry in this market. This lack of significant barriers and the perceived attractiveness among engineers of these newly licensed frequencies for commercial use are likely to result or have already resulted in other small companies entering the commercial markets with equipment utilizing these frequencies. These companies include Loea Corporation, BridgeWave Communications, Inc., Elvalink, LLC, and perhaps, E-Band Communications Corp., Proxim, ComoTech and Rayawave.

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

To achieve profitability, our products will need to be manufactured and assembled in commercial quantities, in compliance with all applicable regulatory requirements and at acceptable costs, especially since we are seeking to position our products as a low-cost alternative to fiber. In March 2005, we installed our first commercial grade GigE product. In December 2005, we deployed our WiFiber G series GigE product. Based on our progress to date, our first commercial grade OC-48 product is expected to be deployed in the fourth quarter of 2006; however, we and/or our suppliers may experience unanticipated technical and management challenges during actual commercial production. Due to our limited manufacturing experience and capabilities, we may not be able to successfully manufacture, either directly or through third party manufacturers, commercial grade products in quantity and on a cost-efficient basis. In addition, in order to complete the final assembly portion of our products’ manufacture in commercial quantities, a task we plan to retain in-house, we will likely need to convert, rent, build or gain access to additional facilities or, if unable to do so, enter into agreements with third party product assemblers at significant cost.

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

In 2003, the FCC approved service rules for commercial use of the 71-76 GHz and 81-86 GHz bands. These spectrum bands have not yet, however, been approved for such purpose in many other countries. If widespread authorization of these frequencies for wireless communication use by the public has not occurred by the time we are ready to expand our operations internationally, the size of our expected market will be greatly decreased, which would negatively affect our prospects and growth. In addition, if the requirements and standards set by other countries for equipment like ours are different than those set by the FCC, requiring us to make substantial changes to our product design and/or manufacture, our prospects and growth would also be significantly diminished.

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

Although as of September 30, 2006, we had no agreements, understandings or commitments relating thereto, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

If at any time our securities are no longer traded on Nasdaq or other securities exchange and we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

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

As of September 30, 2006, our executive officers and directors in the aggregate, beneficially owned approximately 41.1% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

EXHIBIT INDEX

(a)	The following exhibits are filed as part of this report:
Exhibit
Number      Exhibit Title
3.1	(1)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company.
4.1	(1)	Form of Registration Rights Agreement dated August 21, 2006 by and among the Company and each of the Purchasers signatory thereto.
10.1	(1)	Form of Purchase Agreement dated August 21, 2006 by and among the Company and the Purchasers identified on the signature pages thereof.
10.2	(1)	Form of Common Stock Warrant.
10.3	(2) *	Amendment to Employment Letter Dated May 5, 2004 by and between the Company and Don E. Peck, dated September 26, 2006.
10.4	(2) *	Amendment to Employment Letter Dated July 12, 2004 by and between the Company and Louis S. Slaughter, dated September 26, 2006.
10.5	(2) *	Amendment to Employment Letter Dated July 12, 2004 by and between the Company and Douglas G. Lockie, dated September 26, 2006.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________
(1)	Incorporated by reference to the exhibit filed with the Company’s current report on Form 8-K/A for the event dated August 21, 2006.
(2)	Incorporated by reference to the exhibit filed with the Company’s current report on Form 8-K/A for the event dated September 26, 2006.
*	Denotes management compensation plan, agreement or arrangement.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: November 14, 2006	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer