Form 10KSB
period 2006-12-31
GIGABEAM CORP
filed 2007-04-18
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-50985

GIGABEAM CORPORATION
(Name of small business issuer in its charter)

DELAWARE	20-0607757
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

470 Springpark Place, Suite 900
Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (571) 283-6200

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	Nasdaq Capital Market
Redeemable Warrants issued with Initial Public Offering	Nasdaq Capital Market
Redeemable Class B Warrants	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act: None

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

Issuer's revenues for its most recent fiscal year were $4,823,914.

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at April 10, 2007 was approximately $12,699,384. Amount was computed using the last sale price as of April 10, 2007 of the common stock a quoted on the Nasdaq Capital Market, which was $3.1248. Shares of common stock held by executive officers, directors and each person who beneficially owns 10% or more of the common stock have been excluded from the calculation. (1)

At April 10, 2007 6,370,676 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

(1) This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any executive officer, director or 10% or more stockholder is an affiliate of the registrant.

Transitional Small Business Disclosure Format Yes ☐ No ☒

GigaBeam Corporation
2006 FORM 10-KSB ANNUAL REPORT

GigaBeam Corporation

PART I

Statements made in the report on Form 10-KSB relating to the future, including those related to (1) our strategy, competitive forces, strategic partnership alliances, and opportunities; (2) competitive advantages over existing wireless communications solutions providers; (3) the contemplated activity of regulatory bodies; (4) expectations regarding our future financial performance, such as our expectations of continued operating results, sales and/or operating expense levels; that our revenues will continue to be concentrated among a few customers; that our gross margins will continue to fluctuate; of continuing significant levels of research and development expenses; and regarding accounting pronouncements; (5) the continued access to public and private capital markets; and (6) the adequacy of our facilities, are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” or “believe,” and similar language, identifies forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Risk Factors” set forth in Item 1 “Description of Business”. We assume no obligation to update any forward-looking statements.

Item 1. Description of Business

General

We were incorporated in Delaware on January 5, 2004 as GigaBeam Corporation and we became a reporting company under Section 12 of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, on October 13, 2004. Our common stock is quoted on the Nasdaq Capital Market under the symbol “GGBM”. Our warrants issued in connection with our October 2004 initial public offering referred to as the IPO warrants are quoted on the Nasdaq Capital Market under the symbol “GGBMW”. We have another class of publicly traded warrants, our Class B warrants, which are quoted on the Nasdaq Capital Market under the symbol “GGBMZ” and are referred to as the Z warrants.

Our primary activities from the completion of our initial public offering (“IPO”) in October 2004 to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our Series GigE and WiFiber G Series GigE products as well as initial sales, marketing, production and installation of these products. In October 2004, we completed our initial public offering (“IPO”), generating net proceeds of approximately $5,491,000. Since that date, we have completed various private placements of our debt and equity securities generating net proceeds of approximately $39,479,000. Additionally, we have received approximately $3,297,000 to date from the exercise of common stock purchase warrants and options. Our sales were $1,196,512 and $4,823,914 for the years ended December 31, 2005 and 2006, respectively.

Our WiFiber G series GigE products are fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both Wireless Fiber (“WiFi”) and WIMAX.

Our target customers are telecom operators, carriers and network operators, communications and IT service providers, including wireless local exchange carriers (“WiLEC”), system integrators and value added resellers, government agencies and other enterprises including financial services organizations seeking cost-effective millimeter wave wireless solutions.

  Our wireless communications solution is a point-to-point, line of sight, wireless high-speed communications link established between two GigaBeam transceiver units, which are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. Our transceiver units are designed to provide wireless link transmission of data at speeds of one gigabit-per second, equivalent to the transmission speeds obtained with fiber and to transmit that data 99.999% of the time, and with less than 5 minutes of unavailability or downtime per year (typically referred to as “five 9s availability”) in nearly all weather conditions at distances of up to one mile.

For an overview of the development of our business, key trends and uncertainties affecting our results, and strategic uses of cash and equivalents, see Item 6 “Management’s Discussion and Analysis or Plan of Operation - Overview”.

Industry application background

Telecommunications carriers and network providers, service providers, businesses, universities and government and military entities are increasingly seeking cost-effective methods to:

•	bring fiber-speed communications services to buildings and desktops;

•	provide network alternatives or redundancy for their existing communications systems;

•	connect multiple buildings, in a campus type setting, using a dedicated network;

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

Provides “last mile” gap communications alternatives

To date, the alternatives that have been used to bridge the last mile gap or otherwise provide broadband connectivity are based on copper, fiber, fixed microwave and lower millimeter wave wireless and other fixed wireless technologies, including free space optics (laser based technologies).

Shortcomings of the Pre-GigaBeam wireless technologies

Telecommunications providers and others have attempted in the past to utilize the various wireless technologies discussed above for the delivery of last-mile communications services to businesses as an alternative to the installation of fiber. However, a true wireless alternative to fiber needs to provide high-speed transmission rates, the ability to establish links between distances that are meaningful within a metropolitan area and the ability to power, through rain and other weather conditions. Most importantly, it needs to provide the foregoing with five 9’s availability in most weather conditions. In addition, a wireless alternative to fiber needs to be quickly deployable and materially more cost-efficient than fiber. Ultimately, as a result of the physical characteristics of the portions of the spectrum in which these wireless technologies operate, and the performance limitations of the products based on these technologies, they fail to meet the criteria necessary to prove them viable alternatives to fiber.

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

Until recently, use of the 71-76 GHz and 81-86 GHz bands was not commercially viable given existing technology and the costs and manufacturing difficulties associated with the creation of products capable of operating in these frequencies. However, as a result of recent and significant advances in upper millimeter wave radio technology and the adoption by the Federal Communications Commission (FCC) of service rules that encourage commercial use of this spectrum, there exists an opportunity to design, market, sell and deploy wireless communications products that provide fiber-speed connectivity with five 9s weather availability on a cost-effective basis across the last mile. We were formed to take advantage of this opportunity.

The GigaBeam last mile communications solution or “virtual fiber” link

Our wireless communications solution is a high-speed, point-to-point and line-of-sight wireless communications link established between two GigaBeam transceiver units. Our “virtual fiber” links are used to bridge networks from one location to another or carry data traffic from remote locations to a service provider’s core network.

Each of our communications links can be established between two buildings, towers or other locations by installing a GigaBeam transceiver unit at the two locations. These two transceiver units are “linked” wirelessly through the alignment of their antennas and their transmission of data via radio signals in the 71-76 GHz and 81-86 GHz spectrum bands. The GigaBeam transceiver unit at each location is also connected via cables and switches to a communications network within its facility, such as a local area network used by the location’s enterprises or a city, nation or global wide area network with a fiber optic backbone connection at the location. As a result, once a GigaBeam link is established between two locations, the internal networks in each location are connected by fiber, wire or wireless means and communications traffic can be carried from one network to the other. By running a network cable directly between two “back-to-back” transceiver units, each of which is then linked to a transceiver unit at another location, an operator can also connect more than two locations to form a more extensive network or “virtual fiber” loop.

Our wireless communications solution is able to address the “last mile” needs of its customers in a variety of circumstances, including the following:

• alternative or redundant access - by adding our GigaBeam “virtual fiber” links between two or more networks already connected via traditional fiber links, the GigaBeam solution provides customers with an economical and resilient means of obtaining fiber optic backbone access, diversity and disaster recovery.

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

• WiLEC infrastructure - Our GigaBeam “virtual fiber” links provide local communications service providers a low cost opportunity to provide city-wide WiFiber infrastructure as a significantly lower cost than that of terrestrial fiber systems in place.

Our GigE WiFiber G unit, designed to operate at approximately 1.25 gigabits-per-second speed, was released commercially in December 2005. Our OC-48 unit is scheduled for commercial deployment in 2007 and is being designed to operate at 2.5 gigabits-per-second. Our planned 10 GigE unit and OC-192 units are being designed to operate at even higher speeds (10 and 9.953 gigabits-per-second) all of which are speeds that traditional copper alternatives, such as T1 lines and DSL, can only match through bundling. For example, to compete effectively with the GigE’s speed, over 600 T1 lines or 1,000 DSL, connections would need to be bundled. In addition, our communications links are designed to transmit data at ranges of up to a mile with five 9s availability in all types of weather. As a result, our WiFiber® “virtual fiber” links will compete with fiber on the basis of cost and time to deployment and with alternatives to fiber on the basis of cost, speed and reliability within metro areas.

Our markets

The FCC adopted service rules authorizing the commercial use of the 70 GHz, 80 GHz and 90 GHz portions of the radio spectrum in October 2003. The efforts of our founders, Louis S. Slaughter and Douglas G. Lockie, were a significant force behind this FCC authorization. Messrs. Slaughter and Lockie are respected experts in the millimeter wave industry and Mr. Lockie serves as chair of the “Above 60 GHz Committee of the Wireless Communications Association.” Their efforts, including the rule-making petition initiated by Mr. Slaughter, were integral to the FCC’s decision to adopt a non-exclusive, point-to-point nationwide licensing plan for this spectrum as opposed to the monopolistic auction-based geographic licensing approach followed in the past. Under this plan, an unlimited number of applicants, including communications hardware providers (such as us), telecommunication service providers (such as AT&T, Sprint and Verizon) and wireless communications users (such as large enterprises, government and military entities), can obtain, on a relatively inexpensive basis, a license to operate in this spectrum in any and all geographic areas, and upon completion of a relatively simple path or link registration and coordination process, deploy wireless communications services between the two-end points of each of their registered links.

Given the large blocks of spectrum within the 70 GHz and 80 GHz radio frequency bands to carry fiber-quality wireless transmissions over meaningful distances, and the non-exclusive licensing approach adopted by the FCC with respect to this portion of the spectrum, we believe that demand for wireless products operating in these frequencies, such as our products, which are needed to create the infrastructure to utilize this spectrum, will be significant and broad-based.

We believe that the primary market demand drivers for our products will be:

•	faster communication demanded as a result of gigabit-per-second speeds;

•	lower costs - by reducing fiber deployment and access charges;

•	improved business continuity through increased systems resiliency, including alternative access;

•	faster time-to-market by slashing network backlog and deployment time;

•	enhanced quality of VoIP services by increasing transport capacity and reducing bottlenecks which cause dropped data packets and interrupted VoIP communications; and

•	market adoption of applications such as video-over-IP and remote computing.

 Our strategy

Our core business provides fiber-speed wireless solutions for information transport and broadband connectivity that utilize high frequency millimeter wave frequencies within the licensed 70 GHz and 80 GHz radio frequency bands, bridging the last mile gap with a low-cost, fully licensed product. Our technology has now been employed successfully in US and international markets by government agencies, enterprise and educational institutions, resellers and service providers, including WiLEC urban networks. The following are certain key elements critical to the successful implementation our business objectives:

• Our low cost transport model allows next generation telecom carriers, including WiLECs, to connect multiple customers in urban and suburban grid overlays at a cost that is a fraction of monthly fees charged by traditional wire line carriers, and allows such carriers to add customers quickly and turn on service within days of sign up.

• Our international market focus is on areas such as the Europe, Middle East and Africa (“EMEA”) regions where there is significant demand for high speed connectivity networks with a low infrastructure cost model, as well as more densely developed urban areas such as the European Union and parts of Asia, where building connectivity and backhaul demand calls for our technology solutions.

• Continuous development and deployment of high performance, low cost products that offer data, voice, and telephony services at higher than gigabit-per-second rates for entities that have high bandwidth demand levels.

• Utilization of our existing research and development capacities and those manufacturing capacities of key suppliers to design and produce our products in a continuous cost reduction mode and at delivery rates that enable our customers to add significant value to their networks quickly.

• Become the dominant provider of millimeter wave technology by leveraging off our “first to market” status.

Strategic partnership alliances

Recent significant advances in radio and antenna technology and increased semiconductor performance and speeds have resulted from improved and increasingly cost-effective semiconductor materials such as gallium arsenide and indium phosphate. As a result of these advances in semiconductor materials, transceiver units such as our GigE and OC-48 units can now be manufactured that can operate within the 70 GHz and 80 GHz frequencies and on a cost-effective basis. The ability to produce advanced communications systems with low-noise receivers, high-power solid state transmitters and high-gain, high-efficiency antennas has been instrumental in the launching of our industry.

The foundation of our strategy is to complement our expertise in transceiver unit architecture design with exclusive supply relationships with leading-edge producers of the core components needed by these units to produce wireless solutions that can harness the 71-76 GHz and 81-86 GHz frequencies. We have entered into strategic alliance agreements with Mantaro Networks, Inc. (“Mantaro”) and Core Source, LLC (“Core Source”) for various other components and/or design work related to our products. These relationships are all described below:

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

Core Source, LLC designs circuit boards for the modulator-demodulator circuitry used in our products’ modems (or modulator and demodulator modules). It also provides the mechanical housing and antenna interface designs for our products’ housing modules and the mechanical designs for our products’ mounting, pointing and tracking modules.

We intend to continue to foster relationships with additional companies that can help improve our competitive position in the marketplace.

Our current product and currently proposed product options

Each of our transceiver units is a compact, easily deployable product designed to enable wireless transmission of data, voice and video communication at variable fiber optic data rates and ethernet traffic speeds.

Our current products and currently proposed family of scalable products includes the following transceiver units:

•	GigaBeam GigE WiFiber G transmits data at 1.25 gigabits-per-second. We completed our first installation of this product in December 2005.

•	GigaBeam 2 X Gig E This product will transmit data at 2.0 gigabits-per-second, in conformance with the GigE standard. It is anticipated to be available in the second half of 2007.

•	GigaBeam OC-48 unit. This product will transmit data at 2.5 gigabits-per-second, in conformance with OC-48 (optical carrier) standard. It is anticipated to be available in the second half of 2007.

•	GigaBeam 10 GigE unit. This product will transmit data at 10 gigabits-per-second, in conformance with the 10 GigE standards. It is scheduled for completion late 2008.

•
GigaBeam OC-192 unit. This product will transmit data at 9.953 gigabits-per-second, in conformance with OC-192 (optical carrier) standard. It is scheduled for completion in and general commercial release and deployment in the first half of 2009.

Given the current financial status of the Company, our estimated dates included can be impacted by the Company’s ability to obtain additional financing to carry out these development projects, and without which we cannot be certain of the timetables noted.

Product introductions and extensions of product categories

We initiated marketing of our products through the installation of a beta demonstration link in July 2004 using a trial version of our GigE product with two of the links’ transceiver units. We used this demonstration link to introduce our company to the market, educate potential customers as to the efficacy of our solutions and garner initial commitments from customers.

We completed the first installation of our GigE product in March 2005. This first installation was our GigE Phase 2 product. We have since introduced our next generation product to the market place, which is being marketed as our WiFiber G series GigE product. We anticipate general commercial deployment of our OC-48 units to customers during 2007 and completion of our 10 GigE and OC-192 products by the end of 2008.

In March 2005, we installed our first commercial GigE link for Microwave Satellite Technologies, Inc. in New York City. Since our first installation, we have sold GigE links to universities, federal government agencies, telecom operators, network service providers, commercial enterprises including financial services organizations, WiLECs and cities and municipal agencies.

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

In addition, we believe that we have already a substantial lead at 1.25 gigabits-per-second over our competition including BridgeWave Communications and Loea Communications who have announced that they are marketing fixed wireless products in the 71-76 and 81-86 GHz frequency bands. One other company has a commercially available product which has only a fraction of our capabilities. Additionally, we expect to be first to market in late second quarter 2007 with a 2.5 gigabits-per-second offering, and expect to be first to market later in 2008 with a 10 gigabits-per-second offering.

Transmitter power level

The output of the power amplifier, an important component of the RF module’s transmitter, is a major element in producing high link margins—the higher the output, the higher the link margin. High power is also important for maintaining link margins at higher data rates that allow communication speeds to be increased from 1 gigabit-per-second up to 10 gigabits-per-second. Currently available low-cost monolithic microwave integrated circuit (MMIC) power amplifiers, based on gallium arsenide semiconductors, provide 20 to 50 milliwatts of power. Our future products are expected to have greater power output. We believe that our strategic relationship with our partners will enable us to remain a leader in power amplifier output by continuing to increase our products’ cost-effective power output.

Antenna Gain

We believe that antenna gain is a very important factor in obtaining high link margins. If antenna gain can be improved, manufacturing costs can be significantly reduced. In general terms, the larger the antenna the higher the gain which produces greater link margin.

Our antennas are manufactured to our proprietary design by contract manufacturers. We have not purchased any antennas from ThinKom Solutions, Inc. under the 2004 agreement with that company. We do not foresee any such purchase from them in the future.

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

Development and engineering

The markets in which we compete are characterized by intense competition and constant evolution of technology. Our internal development and engineering team and our strategic alliance partners are focused on providing high performance, high capacity wireless communications solutions that have higher data rates and are more reliable and less costly than alternative communications solutions or competitive, similar products that may emerge.

In order to effectively compete in our markets, we have invested significant resources to quickly introduce and deploy our initial products, and will continue to focus on development of subsequent generations of our initial products and new products. During 2004 and 2005 we devoted most of our resources to completing our first product, the GigE link, which we commercially deployed in March 2005. In December 2005, we deployed our next generation product, the WiFiber Series GigE. We are currently completing the development phases of our OC-48 wireless links. We incurred $5,518,124 in research and development activities in 2006 and $5,635,047 in 2005.

A material portion of our development and engineering efforts also is devoted to creating designs, production procedures and key vendor relationships that reduce the production costs of our products and improve the performance of our solutions. In addition, we are focusing our product development efforts on lowering the overall costs associated with the installation and maintenance of our products.

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

We enhance our internal engineering and development efforts through strategic partnerships with the producers of system components and subassemblies which we believe to be of high quality and meet high performance standards.

 Manufacturing

Manufacturing of our products is based upon a modular product design. Our strategy is to outsource manufacturing and procurement of component parts to manufacturers that have the expertise and ability to achieve cost reductions associated with volume manufacturing and use of leading edge technologies that can quickly respond to customer orders, while maintaining our high quality standards. This allows us to focus our internal resources on designing and developing new products.

Our engineering team is responsible for coordinating development and engineering of the modules between our strategic suppliers and insuring a seamless interoperability between the modules. In addition, we are responsible for the overall integration of the system, including the final assembly of modules, components and subassemblies into finished products, as well quality control testing. Final assembly and quality control testing are performed in-house at our facilities, located in Durham, North Carolina and Sunnyvale, California. In time, we may also elect to contract out the final assembly and testing of our products.

The antennas for our products are being cast by suppliers and are being assembled in our Sunnyvale, California facility. We have selected an outside manufacturer to supply circuit boards. Currently, we are assembling millimeter wave modules in our facilities. Other modules of the finished product are provided by various vendors selected by us. Although we make reasonable efforts to assure that components are available from multiple qualified suppliers, this is not always possible. Accordingly, some key components may be obtained from only a single supplier or a limited group of suppliers. Some of these suppliers require significant lead time to supply our needs. We have sought, and will continue to seek, to minimize the risk of production and service interruptions and/or shortages of key components. To date we have not been materially adversely affected by the inability to obtain components used in our products.

Product revenue

We recognized our first revenues from customer sales at the end of the second quarter of 2005 and began commercial sales of our GigE WiFiber G units in late 2005. Revenue recognition for our links will depend on the agreements negotiated with our customers, and will follow our revenue recognition policy as stated in the notes to our consolidated financial statements included in this annual report.

Customers

We sell our links directly to telecom operators, carriers and network operators, communications and IT service providers, including WiLECs, system integrators and value added resellers, government agencies and other enterprises including financial services organizations. We sell our systems based upon individual purchase orders and contracts. Certain sales contracts call for the purchase by customers of a specific number of links over a specified period of time. Our customers can generally cancel or reschedule undelivered orders upon short notice, and can discontinue purchase of our products at any time.

For the year ended December 31, 2006, four customers accounted for 51% of our revenues and for the year ended December 31, 2005, two customers accounted for 44% of our revenues. We expect to continue to depend on a limited number of customers for significant portions of our revenues in the future.

Sales and marketing

Our internal sales force, headed by our Vice President of Sales, is trained, technically competent and experienced in selling to our target customer base. Through the end of 2006 sales have been generated principally through this internal sales force. All members of our sales force are knowledgeable in the potential applications of our products and the features and advantages of our products that differentiate them from alternative solutions. We do not anticipate developing a large internal sales force because we believe that third-party sales channels, including geographically exclusive agents, will permit us to have a larger national and international sales presence and allow us to scale the business in a more cost-effective manner.

As acceptance of our products evolves, we expect to become more dependent on third-party sales channels. We will use several different third-party sales channels, including carriers, systems integrators, geographically focused agents, value-added resellers, as well as backbone network providers. These third-party sales channels will permit us to better address specific geographical markets and to leverage the marketing and distribution resources of these third parties. Our internal sales force will evolve to support these third-party sales channels as sales through these channels develop.

Our marketing efforts are focused on in-house marketing, public relations and marketing communications. The focus of our marketing communications is two-fold. Support for our third-party sales channels to sell and promote our products as well as to inform the end-users/adaptors about us and our products. To raise market awareness, we have or intend to, among other things:

•	conduct selective direct mail campaigns;

•	issue press releases on product developments;

•	publish technical articles;

•	publish an extensive set of white papers, which can be found at our web site;

•	exhibit at, speak at and attend a wide range of trade shows and conferences; and

•	work with financial and industry analysts to publish articles and reports on us.

Our customer base includes multi-national companies and other organizations that are particularly sensitive to network resiliency including telecom operators, carriers and network operators, communications and IT service providers, including WiLECs, system integrators and value added resellers, government agencies and other enterprises including financial services organizations that have demand for high bandwidth, require alternative access, system redundancy, and have the discretionary funds to embrace new technology. We expect that third-party sales channels will become the primary means of selling our products as our markets broaden geographically. Ultimately, we believe that our primary buyers will be communications service providers such as ILECs, ALECs, AAVs, IXCs, WiLECs, Cable Companies, Satellite Companies, and Wireless Companies who must quickly and economically extend high speed circuits to reach new and existing customers, equipment providers such as network, storage, and image capture companies whose products require flexible high speed access circuits, and solutions providers such as IT Outsourcers and System Integrators who depend on resilient high speed access to provide solutions.

Our principal domestic sales and marketing support offices are located in Durham, North Carolina. We have locally based sales and distributor presences in the EMEA region.

Installation and after sales service support

A key element in maintaining and expanding our customer base is our ability to install and provide timely, responsive after sale support to purchasers of our equipment. In 2006, we continued to develop the skill base of our installations and after sales service support team. We have utilized our own employees initially for link installations and after sales service support group. Effective January 2007, we have consolidated our domestic after sales support operations at our Durham, North Carolina facility and closed our Lewisville, Texas office. We expect to expand our sales support efforts in the Middle East and Europe in areas in 2007 and thereafter as we focus on opportunities in these areas. Our business plan assumes that over time, as the number of radio links in commercial use increases, the substantial portion of the link installations and after sales support activity will be performed by our systems integrators and value added resellers, with our own in-house staff transitioning to a role of technical support and training to third-party personnel as needed. We expect that larger enterprises and governmental entity customers may elect to monitor their own links through their internal information technology departments or outsourced network operations centers.

The licensing structure

United States Market

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

On October 27, 2004, our wholly-owned subsidiary, GigaBeam Service Corporation, was incorporated in Delaware. We formed this subsidiary primarily to apply for and to hold a commercial nationwide license in the 71-76 GHz, 81-86 GHz, 92-94.0 GHz and 94.1-95 GHz frequency bands. We expect that this subsidiary may also register links in these frequencies to provide services to our customers who do not wish to hold licenses directly. Through our wholly-owned subsidiary, GigaBeam Service Corporation, we register links under the FCC’s permanent link registration process.

The right to operate individual point-to-point links is established by a registration process that is handled for the FCC by third-party database managers. Under its non-exclusive nationwide license, the licensee may register any number of links virtually anywhere in the United States subject to prior link coordination with the database managers and the National Telecommunications and Information Administration (“NTIA”). As such, different nationwide licensees may operate links in the same geographic area, but not the same links, as other nationwide licensees. The purpose of the link coordination requirement is to ensure that the proposed link will not cause or receive harmful interference to or from any existing link previously registered in either the Federal Government or non-Federal Government databases. Once registered, equipment must be installed and operating for that link within 12 months in order to maintain the registration.

International

In 2006 GigaBeam received a CE-Mark Certification for its 71-76 GHz and 81-86 GHz frequency bands which allows us to sell WiFiber products in to the European Union (“EU”), subject to spectrum allocation approval of individual EU countries. We have subsequently installed links using these frequencies in various countries.

We continue to pursue licensing of the 71-76 GHz and 81-86 GHz frequency bands in other countries. We believe that there will be several other countries that will approve and issue regulations for the use of the 71-76 GHz and 81-86 GHz frequency bands within the next year. Once the regulators have approved such bands, we will be able to sell our product on a commercial basis into those countries.

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

With respect to our fixed wireless products, we could be at a disadvantage to competitors, particularly, Harris Corporation, Stratex Networks, Inc., Loea Communications Corporation, BridgeWave Communications, Inc., Proxim Wireless Corporation and Ceragon Network, Ltd., which may have broader distribution channels, brand name recognition, extensive patent portfolios and more diversified product lines. Our fixed wireless products compete with other high-speed solutions such as cable modem technologies, satellite technologies, T-1, DSL, fiber optic cables and free space optics. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved greater market acceptance and penetration. We also believe that potential competitors are those companies that currently provide multi-point fixed wireless access by Wi-Fi (802.11a, b or g technologies) and may seek to move into the upper millimeter spectrum. Other potential competitors include those companies that offer line-of-sight MMDS or LMDS. However, if future advances in technology and the allocation of additional spectrum to either of these technologies occur, then we could be directly competing with these types of technologies. BridgeWave Communications and Loea Communications have announced that they are marketing fixed wireless products in the 71-76 and 81-86 GHz frequency bands in 2006.

Many of our competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the fixed wireless markets, obtain more rapid market acceptance of their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we may eventually compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities. We can offer no assurance that we will be able to compete successfully against existing and new competitors as wireless markets evolve and the level of competition increases.

Intellectual property

We believe that we must preserve and protect our products and other proprietary technology. We use proprietary technology in our business, which includes internally developed proprietary technology and specialized knowledge and technical expertise. We maintain the integrity of our technology by limiting access to it, by treating portions of it as trade secrets and obtaining confidentiality agreements from persons who are given access to it. We will continue to seek additional intellectual property and expect to take the necessary steps to protect that intellectual property.

We have and continue to accumulate intellectual property rights in the following ways:

•
Through our rights to intellectual property already developed by our strategic partners and licensed to us for our exclusive use in the frequencies our products operate in. In these cases, we will not own the intellectual property but will have benefits similar to ownership;

•
From developments that result from our joint development and engineering activities with our strategic partners during the term of our alliances. The intellectual property rights for these joint developments will either be jointly owned by us with the respective strategic partner and exclusively licensed to us for use in the 71-76 GHz and 81-86 GHz frequency bands, or, as in the case of joint developments with Core Source and Mantaro, be owned exclusively by us;

•
By filing our own patents on innovations and business applications that our technical team develops in-house. We have several patent applications pending in the United States, however, to date, no patents have been granted; and

•	By acquiring patents from third parties on innovations and business applications which support our strategic efforts.

As of December 31, 2006, we have acquired three U.S. patents. We have registered the following trademarks with the U.S. Patent and Trademark Office for names or expressions that we use to use to distinguish ourselves from others: “GigaBeam” and “WiFiber.” The “WiFiber” trademark was registered with the European Union. We have filed additional applications for international trademark registrations in the European Union for “GigaBeam” and certain countries in the EMEA for “WiFiber” and “GigaBeam.” We have filed nine patent applications and have twenty-four patent applications in various stages of completion prior to filing.

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

Spectrum allocation- licensing

On November 4, 2003, the FCC issued its Report and Order In the Matter of Allocations and Service Rules (“the Report”) for the 71-76 GHz, 81-86 GHz and 92-95 GHz Bands (WT Docket No. 02-146, RM-10288) (Report). The 71-76 GHz band is allocated to fixed, fixed-satellite (space-to-Earth), and mobile services on a primary basis. The 71-74 GHz band is additionally allocated to the mobile-satellite service (space-to-Earth) on a primary basis. The 74-76 GHz band is additionally allocated to the broadcasting and broadcasting-satellite services on a primary basis and to the space research service (space-to-Earth) on a secondary basis. The 81-86 GHz band is allocated to the fixed, fixed-satellite (Earth-to-space), mobile, and radio astronomy services on a primary basis. The 81-84 GHz band is additionally allocated to mobile-satellite service (Earth-to-space) on a primary basis and to the space research service (space-to-Earth) on a secondary basis. The 92-94 GHz and 94.1-95 GHz bands are allocated to the fixed, mobile, radio astronomy, and radiolocation services on a primary basis. The 94-94.1 GHz band is allocated to the Earth exploration-satellite (active), space research (active), and radiolocation services on a primary basis and the radio astronomy service on a secondary basis. The allocation of both the 71-76 GHz, 81-86 GHz and 92-95 GHz spectrum segments is on a non-Federal Government/Federal Government co-primary basis (except for the Earth exploration-satellite (active) and space research (active) allocations, which are limited to Federal government space-borne radar use), which means that both private and governmental entities may utilize the spectrum. Rights with regard to specific links or point-to-point paths will be established based upon the date and time of registration.

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

Equipment Authorization

The FCC regulates many aspects of communications devices and equipment. Certain of our equipment is required to conform to regulatory and technical specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment. In addition, we have submitted certain of our equipment for conformance evaluation, testing and verification under the FCC’s equipment authorization process. The equipment in each case has been verified.

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

Foreign ownership

No more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. Foreign ownership above the 25 % level may be allowed if the FCC finds such higher levels are consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations.

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

Exposure to radio frequency emissions

FCC rules limit the permissible level of human exposure to RF emissions from antennas used in wireless communications networks. Our products are being designed to meet these levels. On June 26, 2003, the FCC issued a Notice of Proposed Rule Making to update exposure limits. Although it is not clear how, or if at all, the FCC may modify RF exposure rules, modifications could require us to modify our operational specifications.

Employees

As of March 28, 2007 we had 25 total employees of which 20 were full-time employees including 6 in engineering, 6 in manufacturing, 4 in sales and marketing, 3 in link operations, and 6 in administration. We also have four consultants each providing engineering and development services. We are not a party to any collective bargaining agreement. We believe our relations with our employees to be satisfactory.

Risk Factors

We have limited capital resources and our ability to continue our operations is dependent upon our obtaining additional financing.

Our business model is capital intensive, requiring significant expenditures ahead of projected revenues. We have yet to attain any significant quarter to quarter revenue growth. We have to date been dependent on cash provided by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next 12 months from collection of anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. Our most likely near-term sources of cash as of April 16, 2007 are to close funding of a $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% debenture with warrants offering, as part of a total interim financing that we are seeking of up to $2.5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. Based upon the terms of the sale, we expect to receive funding for a significant part of the total sale price prior to April 30, 2007. If we are unable to obtain additional cash from these activities we may be forced to severely curtail or cease our operations in 2007. Our ability to continue operations is dependent on our ability to meet our ongoing obligations, to control ongoing operating expenses, to obtain additional financings and to reach and maintain profitability and/or positive cash flows. In addition, if we raise additional funds by issuing equity securities, our then existing security holders will likely experience dilution, depending upon terms and conditions inherent in such fund raising.

These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by: 1) selling our products and related services, 2) raising additional operating cash through the private sale of our redeemable preferred and convertible preferred stock, 3) selling convertible debt in a private sale and 4) issuing common stock shares upon conversion of common stock warrants issued at the time of our IPO.

These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. The following efforts have been undertaken or are in process as part of our efforts to secure suitable financings, improve working capital and increase cash flows with the objective to improve our long-term financial viability:

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons

-
With the agreement of our landlord that we have no further lease payment obligations, we closed our Lewisville, Texas location in early January, 2007 and combined these operations into our Durham, N.C. facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, we are requiring substantial money in advance of shipment of links.

-	Attempting to raise capital through additional sales of our common or preferred stock and/or debt securities. However we have no commitments as of March 28, 2007, for additional financings.

-
Reducing cash operating expenses to levels that are in line with current revenues. We may seek reductions in certain operations expenses through the issuance of additional common shares of our stock in lieu of cash payments to key vendors. We have no assurance that such arrangements could be worked out.

Our auditors have issued a going concern opinion related to our financial statements issued with our 2006 10KSB report. This opinion is based upon the Company’s history of operating losses, negative cash flows from operations, and our cash position as of December 31, 2006.

We are providing new technology into commercial markets and have a limited operating history cycle upon which to base your investment decision.

We have yet to develop any consistent revenue trend quarter to quarter since our initial revenue recognition in the quarter ended June 30, 2005. Our ability to generate meaningful revenues will continue to depend on our ability to successfully market and sell our current and future product lines. We are currently completely dependent on sales of our WiFiber G series GigE product and plan to introduce our OC-48 product in the second half of 2007.

In making your evaluation of our prospects you should consider that we are a “first to market” pioneer founded on new technologies, are designing solutions that have no long history of market acceptance, and operating in a competitive rapidly evolving industry with current competition. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated.

Our existing and future debt obligations and dividend service costs could impair our liquidity and financial condition.

As of December 31, 2006, we had outstanding notes payable of $1.8 million ($1.1 million net of related discount), and we may incur additional debt in the future to fund all or part of our capital requirements. We also have dividend requirements related to our Series B and Series C Convertible Preferred stock issues that may, given certain conditions as quarterly payment dates, require payment of such dividends in cash. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

If we were to fail in the future to make any required payment under agreements governing indebtedness, or equity issues, or fail to comply with the financial and operating covenants contained in those agreements, we would be in default as regards to that financing transaction. A debt default could significantly diminish the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In this event, we would be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

The prices of our publicly traded securities have been volatile and may continue to be volatile.

There is limited trading history and volume for our common stock, our IPO warrants and our Z warrants, and therefore, holders of our publicly traded securities may find it difficult to sell their securities. In addition, our securities have experienced, and are likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our securities, without regard to our operating performance. In addition, the trading price of our publicly traded securities could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting our industry generally, changes in national or regional economic conditions or general market conditions. The market prices of our publicly traded securities could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

A significant number of the companies with which we currently compete or will compete have substantially greater resources and longer operating histories than we do, and we may not be able to compete with them effectively, even if our products are technically superior.

Many of the companies with which we compete or expect to compete offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include, Harris Corporation, Stratex Networks, Inc., Loea Corporation, Ceragon Networks Ltd., BridgeWave Communications, Inc. and Proxim Wireless Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers and free space optic suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

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

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of warrants. If holders of warrants or other convertible securities choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, such activity may have a depressing impact on the daily market price for our common stock. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our success depends largely on the continued efforts of our founders, Louis S. Slaughter, the chairman of our board of directors and our chief executive officer, and Douglas G. Lockie, our president and chief technology officer. Although they have entered into employment contracts with us that do not expire until October 2007 either of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation within the millimeter wave segment of the communications industry, our development efforts and future prospects would be substantially impaired. Further, as we grow, we will need to attract and retain other personnel possessing relevant sales, marketing, manufacturing and technical experience in the communications industry. Competition for qualified management, sales and technical personnel is intense, and we may not be successful in attracting or retaining them. Only a limited number of persons with the requisite skills to serve in these positions may exist, and it may be difficult for us to hire the skilled personnel we need on economically feasible terms.

Delays in obtaining necessary regulatory approvals in domestic and international markets and desired industry standard certifications relating to our equipment could hinder market acceptance of our products, delay sales of our products and impair our ability to market those products.

Our products require and will continue to require regulatory approvals or certifications before they can be commercially deployed. As a result, customers may require that we obtain these approvals before buying or agreeing to buy our products. In addition, we expect that most customers will require that our products meet national industry equipment standards as well. Obtaining these approvals and meeting these standards can be a long, expensive process. Any significant delay obtaining the approvals or meeting the standards could hinder our ability to sell our products and, as a result, reduce our revenues.

Countries outside of the U.S. may not approve for commercial use the frequencies in which our products will operate and/or may have different requirements for equipment operating in those frequencies than those set by the FCC, either of which events could negatively affect our prospects and growth.

In 2003, the FCC approved service rules for commercial use of the 71-76 GHz and 81-86 GHz bands. In 2006, we received a CE Mark from the EU, signifying that our GigE WiFiber G products can be sold commercially in the EU, subject to individual EU country allocation of frequency bands. These spectrum bands have not yet, however, been approved for such purpose in many other countries. If widespread authorization of these frequencies for wireless communication use by the public has not occurred by the time we are ready to expand our operations overseas, the size of our expected market will be greatly decreased, which would negatively affect our prospects and growth. In addition, if the requirements and standards set by other countries for equipment like ours are different than those set by the FCC, requiring us to make substantial changes to our product design and/or manufacture, our prospects and growth would also be significantly diminished.

Our inability to establish cost-effective sales channels would negatively affect our revenue potential.

We currently have limited sales, marketing and distribution capabilities. In order to fully market our products, we need to continue building our sales and marketing infrastructure and/or rely on third parties to perform these functions. To market our products directly on a commercial scale, we may need to hire additional marketing and sales personnel with technical expertise and will need to develop third party distribution channels, which will require the dedication of significant capital, management resources and time. Further, any agreement to sell our products through a third party, such as an established telecommunications provider or network services provider, could hamper our ability to sell our products to that third party’s competitors. We may not be able to establish the necessary sales force or make adequate third party arrangements for product sales. Our failure to do so could limit our ability to expand sales, as well as negatively affect our operations, financial results and position.

We expect to face competition from private and start-up companies given the FCC’s open licensing rules relating to the radio frequencies on which our products will operate, effectively reducing the greatest barrier to entry for companies such as ours.

We not only face actual and potential competition from established companies, but also from start-up and other small companies that are developing and marketing new commercial products and services. Some of these will be seeking, like us, to take advantage of the FCC’s open licensing rules to enter the market with products capable of harnessing the frequencies between 71-76 GHz and between 81-86 GHz to provide higher quality service. Moreover, other than the increased technical development skills and expertise required, there are no substantial manufacturing difficulties, prohibitive intellectual property rights, or high business start-up costs creating significant barriers to entry in this market. This lack of significant barriers and the perceived attractiveness among engineers of these licensed frequencies for commercial use or have already resulted in other small companies entering the commercial markets with equipment utilizing these frequencies. These companies include Loea Corporation, BridgeWave Communications, Inc. and, perhaps, E-Band Communications Corp., ElvaLink LLC and Rayawave.

Failure to obtain satisfactory performance from our strategic partners and other third party vendors on whom we are, and will be, dependent for the components and subassemblies used in our products could cause us to lose sales, incur additional costs and lose credibility in the market place.

We substantially rely on outside vendors to manufacture many of the components and subassemblies for our products, and we obtain or expect to obtain many of these components and subassemblies from either a sole source or a limited group of suppliers. Our suppliers’ failure to perform satisfactorily could cause us to fail to meet customer requirements, lose sales and expose us to product quality issues. In turn, this could damage relationships with customers and harm our reputation, business, financial condition, and results of operations. Moreover, we expect to quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the price of our products to cover all or part of the increased costs. Our inability to obtain these items at the prices we desire could hurt our sales and lower our margins on future sales.

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

Some of our suppliers are small companies and possess limited resources, which they will have to manage in order to meet both our demand and the demand of their other customers. If any of our suppliers becomes unable to make adequate and timely deliveries of our required components or subassemblies, we may have to:

•	seek alternative sources of supply, which, in the case of limited or single source components, may not be possible;

•	manufacture these components internally, which we may not have the ability, resources or, under our strategic alliance agreements, permission, to do; or

•	reconfigure our products to work with different components, which entail substantial time and expense and could result in inferior performance as compared to previous configurations.

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

We may be required to purchase minimum quantities of components from certain suppliers, whether or not we need such components, which could create a significant drain on our capital resources.

Under the terms of our agreements with a limited number of our suppliers, we may be required to purchase various components only from them and in specified minimum quantities. These purchase requirements may represent a significant financial commitment for us. We may be required to purchase these components and make the corresponding expenditures whether or not we need such components to meet the demand of end customers for our products. If we have not generated sufficient demand for our products to at least offset the costs associated with our minimum required component purchases, our agreements with our suppliers may create a significant drain on our limited capital resources and could result in litigation if we are unable to fulfill such minimum purchase obligations.

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

The regulatory environment in which we operate is subject to change. Certifications for wireless equipment like that utilized in our products and the licensing and registrations required to use the radio frequency spectrum in which our products will operate, are governed by regulatory bodies like the FCC and the NTIA. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by:

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

Although we believe that our products, technologies and other intellectual property, including trademarks, trade names, and service marks, and those of our alliance partners do not and will not infringe upon any existing proprietary rights of others, third parties may assert such claims against us or our alliance partners in the future. Such claims or other future claims of infringement could be successful. We could also incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, even if the claim is invalid, which could have negative effects on our business, financial condition, and results of operations.

Adverse determinations in any litigation could:

•	subject us to significant liabilities to third parties,

•	require us to seek costly or onerous licenses from third parties, which may not be available to us,

•	force us to alter our products, which could be costly, time consuming and impractical and could detract from the value or quality of our products, and

•	prevent us from manufacturing and selling our products.

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

Although as of March 28, 2007, we had no agreements, understandings or commitments relating to any future acquisitions of any business, product or technology, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

Our officers, directors and affiliated entities own a significant percentage of the voting stock of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

As of March 21, 2007, our executive officers and directors in the aggregate, beneficially owned approximately 36.2% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company, which could cause our stock price to decline.

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

Item 2. Description of Property

Facilities

We do not own any real property. We are committed under real estate leases for four properties, as follows:

•
Our headquarters are located at 470 Springpark Place, Suite 900, Herndon, Virginia in a multi tenant commercial office space of approximately 9,100 square feet. We lease combined Suite 900 and Suite 950 for $10,167 per month through December 13, 2007. We have a one-time option to extend the lease for an additional period of five years at a monthly base rent for the extended term based on the fair market rental of the premises. This property is used for corporate administration and sales activities. It is our intent to transfer our corporate administrative and other activities to our facility in Durham, North Carolina.

•	Our facility in Sunnyvale, California is subject to a lease that provides for minimum base lease payments monthly of $8,485 for 7,243 square feet of space, through December 2008.

•
Our Waltham, Massachusetts regional sales office consists of 5,156 square feet with base lease payments of $10,742 per month through January 2008. We closed this office space as of December 31, 2006 and are seeking a sub-lease agreement for the location.

•
Our facility in Durham, North Carolina consists of commercial office space of approximately 11,746 square feet with an initial base lease payment of $10,767 per month increasing annually by 3%. The lease expires in October 2010. This property is used for sales, marketing, research and development activities, engineering and sales support operations.

Each of our properties is currently suitable and adequate for their respective uses. We believe that the condition of each of our leased properties is satisfactory.

We, or our customers, must obtain rooftop rights and/or building access in locations where our equipment will be installed. We have entered into a limited number of rooftop licenses on targeted buildings for use on behalf of our customers. In addition to obtaining rooftop licenses, we must secure other building access rights, including access to conduits, wiring, and power from each building we propose to install our equipment, and we may require construction, zoning, franchises or other governmental approvals in each building. Such negotiations are a normal and continuing part of our business process. There can be no assurance that we will obtain the rooftop rights or other building access to successfully install our equipment.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of our stockholders on October 27, 2006. At that meeting, shareholders considered and voted on a proposal, for the purposes of NASDAQ Marketplace Rule 4350 (i) (1) (D) (the “20% rule”), providing for the issuance of shares of our common stock upon the conversion of our Series C preferred stock and exercise of the related warrants to purchase common stock issued by us in a private placement on August 21, 2006. The 20% rule requires that a company listed on Nasdaq obtain stockholder approval in connection with a transaction (other than a public offering) involving the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of its common stock or 20% or more of its voting power outstanding before the issuance for less than the greater of book or market value of the stock as of the date of the transaction.

Although the conversion price of our Series C preferred stock and the exercise price of our warrants and the placement agent warrants issued in connection with our Series C preferred stock are initially above the fair market value of our common stock on the date of issuance both the conversion price of the Series C preferred stock and the exercise price of the warrants are subject to anti-dilution provisions that could reduce the effective conversion price or exercise price to less than fair market value of the underlying common stock on the date of issuance. Moreover, we could also be deemed to issue our common stock at less than fair market value in violation of the 20% rule if we issue common stock in the future in lieu of cash dividends on the Series C preferred stock as permitted by the certificate of designation or if the purchasers of the Series C preferred stock exercise their rights to require us to redeem the Series C preferred stock for shares of common stock based upon 75% of the then market price of our common stock. Because the placement agent warrants were issued in connection with the issuance of the Series C preferred stock, shares of common stock issued upon exercise of the placement agent warrants are included with the shares issuable upon conversion of the Series C preferred stock and shares issuable upon exercise of the warrants in determining whether the 20% threshold has been reached.

The proposal was approved as follows:

Votes For	Votes Against	Abstained	Not Voted
3,294,813	13,882	1,545	-

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock, IPO warrants and Z warrants have been traded since March 27, 2006, on the Nasdaq Capital Market. The symbols for our common stock, IPO warrants and our Z warrants are “GGBM,” “GGBMW” and “GGBMZ,” respectively.

The following table sets forth high and low sales prices for our common stock as reported on the Nasdaq Capital Market beginning on March 27, 2006 and the high and low bid prices for our common stock as quoted on the OTC Bulletin Board for all periods prior to March 27, 2006.

Year Ended December 31,:	2006		2005
	High	Low	High	Low
Fourth Quarter	$7.49	$4.08	$8.00	$6.80
Third Quarter	$9.80	$5.25	$7.85	$6.11
Second Quarter	$15.10	$8.85	$7.70	$6.13
First Quarter	$11.90	$7.60	$10.40	$6.80

 Holders of Record

As of March 28, 2007, we had 146 holders of record of our common stock. A number of our shares are held in street name and as such we believe that the actual number of beneficial owners is higher.

Dividends

We have not declared or paid any dividends on our common stock since our inception in 2004 through December 31, 2006. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon our financial condition, availability of funds from operations, and any restrictions imposed by present or future debt and equity instruments. Currently under terms of our Series B and Series C convertible preferred stock issues, we are prohibited from issuance of dividends on our common stock while any shares of the Series B and Series C convertible preferred stock are outstanding.

Please see Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for our equity compensation plan information.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand our business and financial position. The MD&A is provided as a supplement to and should be read in conjunction with and is qualified in its entirety by reference to, our audited Consolidated Financial Statements and related notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risks Factors” found and elsewhere in this Annual Report on Form 10-KSB.

OPERATIONS REVIEW

Overview

Our primary business is to design, develop, market, sell, lease, install and service advanced point-to-point wireless communications links capable of transmission speeds at or in excess of one gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs allows for wireless communications at previously unattainable fiber-equivalent speed and reliability. Our target customers are telecom operators, carriers and network operators, communications and IT service providers, including WiLECs, system integrators and value added resellers, government agencies and other enterprises including financial services organizations seeking cost-effective millimeter wave wireless solutions.

Since our inception in January 2004, our focus has been primarily on the design, continuing development, production, sale and installation of our Series GigE and WiFiber G Series GigE marketing product lines, developed both internally and through our strategic partnering activities, as well as obtaining debt and equity financings and conversions of our IPO common stock warrants to fund such efforts. Our financing activities have totaled (net to us) approximately $48.3 million since January 2004.

We have not yet generated significant revenues or achieved a cash flow breakeven level from operations. Consequently, we continue to be dependent on debt and equity financings to fund our cash requirements. Without additional such financings and/or significant additional revenues, we will not have sufficient capital to implement fully our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. As of January 2007, we announced a significant work force reduction and our plans to consolidate our corporate and after sales support activities into our Durham, North Carolina facility as cost saving measures.

We had limited cash as of December 31, 2006 which we estimated to be sufficient to fund our operating activities only through March 2007. Our most likely near-term sources of cash as of April 16, 2007 are to close funding of a $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% debenture with warrants offering, as part of a total interim financing that we are seeking of up to $2.5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. Based upon the terms of the sale, we expect to receive funding for a significant part of the total sale price prior to April 30, 2007. Our ability to obtain additional working capital required for funding our operations over the next 12 month period is dependent on our ability to increase significantly our product sales volume and commence accounts receivable financings, generate cash through the exercise of our outstanding stock warrants, as well as obtain future financing from public and/or private debt and/or equity markets. Any assumption as to obtaining cash through the exercise of our outstanding stock warrants is dependent upon the price of our common shares exceeding the exercise price of any of the outstanding warrants. There can be no assurance that we can obtain additional capital on terms acceptable to us, or at all. Our inability to obtain additional capital could require us to change our business strategy, which could include a further reduction curtailment or cessation of or operations to conserve cash and maintain liquidity until such time, if ever, that sufficient cash proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

For the year ended December 31, 2006, our net sales totaled $4,823,914 primarily from the sale of our WiFiber G series GigE products. Sales for the year ended December 31, 2005, totaled $1,196,512.

Research and development

Depending upon our liquidity position, we expect to continue our research and development activities over the next 12 months, as we work to complete the cost reduction schedule of our WiFiber G series GigE products and progress toward the commercial deployment of our next generation of wireless radio products.

In order to compete effectively in our markets, we are, and expect to continue, investing resources to introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We are currently devoting our limited resources to completing the development of our WiFiber G series OC-48, which we expect to introduce during the second half of 2007 and to initiatives related to product unit cost reduction. However, this timetable may be adversely affected by our lack of capital resources unless we are able to generate positive cash flows and our ability to access capital markets in 2007.

Research and development expenses for the year ended December 31, 2006 were $5,518,124, compared to $5,635,047 for the year ended December 31, 2005. Research and development expenditures include engineering and product design fees paid to contractors as we continue to develop new products to the stage of commercial production. Research and development expenses also include salaries and benefits for our engineering and production staff, as well as depreciation of capitalized testing and production equipment purchased.

Investment in development and production equipment

For the year ended December 31, 2006 and 2005, we invested $409,249 and $1,300,232, respectively, in laboratory and production equipment. During the next twelve months we estimate that we will spend an additional $250,000 for the purchase or lease of laboratory test equipment, production and product testing equipment to be used by us or contract manufacturers in the final assembly of our products and other related assets for our WiFiber G Series GigE product lines. The reduction in ongoing expenditures in this area in the 2006 and subsequent periods reflects the large one time expenditure for test and production equipment during 2005, our initial year of commercial production.

Manufacturing plan

All of our initial products have a modular design. The detailed designs of our initial products have been completed and the necessary components and modules (subassemblies) to produce these products have been developed for commercial production. We outsource the manufacture of key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur at our facilities. Currently, our final assembly is handled at our Sunnyvale, CA facility. As the scale of our operations increase, we may contract out significant aspects of assembly and testing of our products.

We spent $6,821,280 for inventory and material purchases for the year ended December 31, 2006 compared to $3,425,315, for the year ended December 31, 2005. The increased spending was related to early 2006 forecast increases in sales of our WiFiber G series GigE products for 2006. We slowed our inventory acquisition program in mid-2006 due to uncertainties in our sales forecasts in the second half of the year. Although sales growth in the second half of 2006 was slower than anticipated, all of the WiFiber G Series GigE finished goods and parts are in good condition and we expect to use all or substantially all of the inventory in the next 12 months. We expect to continue our on premises manufacturing activities during the next 12 months as we consider outsourcing all or part of our manufacturing assembly and test activities for commercial production.

General and administrative

Our primary focuses in this area are attracting additional operating capital, managing the general legal and administrative issues in the Company, and maintaining facilities for our research and development, manufacturing, product support and sales and marketing operations. As of the year ended December 31, 2006, our current operating locations included a corporate office facility in Herndon, Virginia of approximately 9,100 square feet, an engineering and manufacturing support facility in Sunnyvale, California of 7,243 square feet and engineering and after sales support facilities of 11,746 square feet in Durham, North Carolina. We intend to vacate the Herndon, Virginia facility on or before the December 2007 lease expiration date and relocate the corporate administrative offices to the facility in Durham, North Carolina. Additionally, we have an ongoing lease through February 2008 for our closed Waltham, Massachusetts sales office for which we are currently seeking a subtenant. Our Lewisville, Texas lease was terminated and that office was closed January 31, 2007.

Our monthly minimum lease and maintenance cost for the aforementioned facilities is approximately $46,000.

Selling and marketing

Our sales and marketing group includes geographic and industry-focused outside sales, marketing research, business development, technical support and sales engineering personnel. This group provides overall marketing strategy, develops strategic partnering alliances, and seeks new global applications for our product lines. Selling and marketing expenses for the year ended December 31, 2006 were $4,985,772, compared to $2,873,918 for the year ended December 31, 2005. Since December 2005 our sales and marketing activities escalated substantially as part of our efforts to promote and sell commercial quantities of our WiFiber G series GigE product. Travel costs increased in proportion to the increase in the sales group personnel levels since December 2005, particularly international travel to obtain regulatory approvals and to establish reseller networks. We expect to increase our selling and marketing activities over the next twelve months in targeted international markets such as EMEA region depending on our liquidity in the coming twelve months.

Service, install and link operations

Our link operations group provides site analysis, installation and after sale maintenance and support for our products. Service, install and link operations expenses for the year ended December 31, 2006 were $3,191,196, compared to $1,234,945 for the year ended December 31, 2005. The link operations group supports product testing, product installation and maintenance and installation and maintenance of our IT infrastructure. The expenses of this group are primarily salaries and benefits of the personnel that install our products, travel expenses to support installed customers link testing, as well as supplies for their daily operations. As of January 5, 2007 we have significantly reduced the size and scope of this group due to a decrease in our expected domestic sales component in 2007 and lower the anticipated link monitoring contracts entered into by the end of 2006. Specifically, due to our focus on WiLEC infrastructure development we have moved the base of our link operations group to our Durham, North Carolina facility and have closed the Lewisville, Texas office.

Results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net Sales, gross margin and net loss

	Year Ended December 31,	Year Ended December 31,
	2006	2005(1)
Net sales	$4,823,914	$1,196,512
Gross margin (deficit)	$960,247	$(430,883)
Net loss	$(20,234,560)	$(15,306,358)

(1)	Initial revenues were recognized in the quarter ended June 30, 2005. During the preceding periods of operation, we were considered to be in the development stage.

For the year ended December 31, 2006, our revenue totaled $4.8 million primarily from the sale of our WiFiber G series GigE products. Sales for the year ended December 31, 2005 totaled $1.2 million primarily from the sale of our WiFiber II series GigE. Gross margin for the year ended December 31, 2006 was 20%. The overall margin percentage was affected by allocations of manufacturing overhead over a relatively small number of our WiFiber G series GigE links sold during the year and by a provision for obsolescence of $758,554 expensed to cost of sales related to the carrying value of our WiFiber II series GigE links, as well as, the write down of the carrying value of our remaining WiFiber II parts inventory by a total of $152,784. For the year ended December 30, 2005, we only had partial year (first year) sales, with a negative gross margin, primarily volume driven, and the level is not comparative to 2006.

Research and development. Our research and development expenses decreased to $5,518,124, for the year ended December 31, 2006, from $5,635,047 in the comparable period of 2005. The decreased expense level was due primarily to decreased overall spending for outside engineering development and internal testing projects for our WiFiber G series GigE product lines from a total of $3,827,532 in 2005 and $2,399,679 in 2006. The decreased spending on outside engineering and testing was partially offset by increased depreciation related to additional testing and production equipment purchases, increased equipment rental costs, expensed non-cash deferred charges, expenses related to employee share-based compensation required to be recognized in 2006 of $906,183 and increased cost of benefits for employees in 2006.

General and administrative. Our general and administrative expenses increased to $6,582,696 for the year ended December 31, 2006, from $4,115,219 in the comparable 2005 period. The increase of $2,467,477 was primarily due to increased legal and professional fees of $768,774 between 2005 and 2006, including investment banking fees, higher insurance premiums due to increased coverage, costs associated with compliance with the requirements of the Sarbanes Oxley Act, costs of implementation of our integrated managerial accounting system, expenses related to employee share-based compensation required to be recognized in 2006 of $550,993, and ongoing expenses of operating as a publicly traded company.

Selling and marketing. Our selling and marketing expenses increased to $4,985,772 for the year ended December 31, 2006, from $2,873,918 in the comparable 2005 period. The increase of $2,111,854 was attributable to expenses of approximately $662,000 related to employee share-based compensation required to be recognized in 2006, increased benefits for sales and business development personnel and increased sales activity and travel costs of $366,765 between 2005 and 2006, particularly international travel associated with development of geographically dispersed reseller agreements and customer development in the Middle East.

Service, install and link operations. Our service, install and link operations expenses increased to $3,191,196 for the year ended December 31, 2006, from $1,234,945 in the comparable 2005 period. The increase of $1,956,251 was primarily attributable to expenses related to employee share-based compensation required to be recognized in 2006 of $250,452, increases in salaries and benefits of the personnel that install our products, travel to support installed customers’ link testing and operations of $1,175,135 between 2005 and 2006, the commencement of operations of our Network Operations Center (“NOC”) as well as supplies and equipment for daily operations. Effective January 31, 2007, the NOC was closed. In the future, we will provide such support services as are required by our customer base from our Durham, North Carolina office.

Interest expense. Interest expense for the year ended December 31, 2006 was $1,139,255 compared to $1,101,516 for the comparable 2005 period. Interest expense includes $294,087 and $269,580 for the years ended 2006 and 2005, respectively, related to amortization of a beneficial conversion feature from the $2,500,000 convertible debt issued in the first quarter of 2005, as well as interest accruing on the 8% convertible notes, amortization of debt issuance costs, amortization of debt discount and interest related to capitalized lease obligations. The increase was due primarily to the amortization of debt issuance costs, debt discounts and the beneficial conversion feature all of which commenced during the first three months of 2005. This increased amortization was offset by a reduction in interest expense related to expiring capitalized leases, and lower interest expense on our 8% convertible notes due to the conversion of certain of the notes in late 2005 and during 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net cash used in operating activities	$(21,051,733)	$(15,105,014)
Net cash used in investing activities	(837,275)	(1,632,728)
Net cash provided by financing activities	9,815,756	27,722,012
Net increase (decrease) in cash and cash equivalents	$(12,073,252)	$10,984,270

Cash and cash equivalents. Our cash and cash equivalents balance was $653,734 at December 31, 2006 and $12,726,986 at December 31, 2005. The decrease of $12,073,252 for the year ended December 31, 2006 was due primarily to costs for the build up of inventory, the expansion of our domestic and international operations, the continuing high level of expenditures for research and development and other operating expenditures including equipment purchases, as well as the lack of a consistent increase of sales transactions and related receivable collections. We invested $879,056 for equipment and other capitalized assets purchased in the year ended December 31, 2006 related to the development and testing of our WiFiber G series GigE product lines, information technology infrastructure acquisitions and acquisition and implementation of our managerial accounting systems. Other significant uses of cash included inventory purchases of $6,821,280, payment for capital lease obligations of $222,930 and Series B and Series C preferred stock cash dividends of $1,327,304. These uses of cash were partially offset by net proceeds from the issuance of our Series C preferred stock of $9,224,705, the exercise of common stock warrants and options totaling $2,141,285, and the collections of accounts receivable of $4,178,679.

As of December 31, 2006, we did not have sufficient working capital cash to fully implement our business plan for the next twelve months. We estimated that our existing cash and cash equivalents and our net cash provided by operations would be sufficient to meet our cash operating requirement through March 2007. As of April 16, 2007 we are anticipating to close funding, within days of a $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% debenture with warrants offering, as part of a total interim financing that we are seeking of up to $2.5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. Based upon the terms of the sale, we expect to receive funding for a significant part of the total sale price prior to April 30, 2007. Our liquidity is dependent upon our ability to continue to meet our obligations, to control ongoing operating expenses, to obtain additional financings as may be required, and to reach and maintain profitability and/or positive cash flows. If we are unable to maintain adequate cash balances or generate sufficient internal cash flows from sales of products or raise funds through the sale of debt and/or equity securities, and further reduce operating and capital expenditures over the next twelve months, we may be required to further reduce overhead, curtail or cease some or all of our operations, or otherwise significantly change our business development plans.

Our management consistently looks for opportunities to reduce operating expenses to conserve our cash balances. In January, 2007, based on the results of the fourth quarter of 2006, in which sales were less than $500,000, we reduced our employee level from 53 full-time employees to 20, primarily by re-organizing our link operations sales support staff and changing our sales strategy for the coming year to more focused domestic markets. We also announced the closing of an after sales support office in Lewisville, Texas and our plans to consolidate two other locations. Additionally, we have reduced our travel expenses across the organization. We expect these actions to significantly reduce our operating overhead expense in 2007. Additionally we are currently seeking to raise additional capital through sales of our common or preferred stock or debt securities.

Net cash used in operating activities. Net cash used in operations in 2006 was $21,051,733, compared to $15,105,104 for the year ended December 31, 2005. The significant areas that were responsible for the increase in 2006 were (1) increased inventory purchases and (2) increased expenses related to employees. Our inventory purchases increased from $3.4 million in 2005 to $6.8 million in 2006. This increase was based on increasing inventory levels to forecasted sales levels in our 2006 business plan during the first half of the year 2006. As sales levels did not meet forecasted levels by mid-year, we significantly reduced our spending in this area for the remainder of the year and into 2007. Much of the early 2006 expenditures were related to the production of quantities of the new GigE 1.25 model introduced in December 2005, and (2) our increased operating expenses related to an increase in employee levels from 38 as of December 31, 2005 to 53 by late 2006, opening additional offices (Lewisville, TX and Waltham, MA) and increased travel expenses related primarily to international marketing efforts and after sale customer location support. These increases were offset in part by reduced research and development charges and lower supplies expensed in production and operations support activities.

Our general and administrative expenses for the year ended December 31, 2006 totaled $6,582,696. Included in this total was approximately $1,554,000 for legal and professional fees, primarily related to public company operations, financings, and audit related expenses. We incurred $352,000 in travel expenses related to business development and obtaining financings during 2006, and $443,000 related to insurance premium expenses, including directors’ and officers’ coverage. Additionally, we expensed a total of $308,000 related to compliance work for reporting under the Sarbanes-Oxley Act and installation of our managerial accounting system.

Our selling and marketing expenses increased to $4,985,772, primarily for global sales infrastructure development costs, overall travel cost increase, and expenses related to obtaining licensing approval for our high frequency communication links in the European Community as well as other high priority markets in which we intend to sell in 2007 and beyond. Total expenditures for salaries and commissions in 2006 were $1,984,000.

We incurred $5,518,124 in research and development expenses in 2006, compared to $5,635,047 in the year ended December 31, 2005. In 2006, we incurred approximately $1,824,000 in third party engineering development expenses in improve our current GigE products and toward the development of our GigE 2.7 product, which we expect to introduce in 2007. We also expensed $978,953 in engineering and production salaries and an additional $575,949 for contract consultants during 2006.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2006 was $9,815,756, compared to $27,722,012 provided in the comparable 2005 period. Net cash provided by financing activities during 2006 includes net proceeds from the issuance of our Series C preferred stock of $9,224,705 and the exercise of common stock warrants and options of $2,141,285 offset by net cash used for the payment of Series B and Series C preferred stock dividends of $1,327,304 and capital lease payments of $222,930. For the year ended December 31, 2005 cash provided by financing activities included net proceeds from the issuance of 8% convertible notes of $2,169,481, net proceeds from two series of preferred stock and common stock issuances of $24,660,221, and the exercise of common stock warrants of $1,155,440. Net cash used by financing activities during the year ended December 31, 2005 was $263,130 for capital lease payments.

Capital structure and resource and requirements. To date, our operating capital requirements have been met primarily through the net proceeds of our IPO, private placements of common and preferred stock and debt securities, warrant conversions and collections of accounts receivable. Since our inception, we have raised a total of $39,445,108 net, in placement of equity securities, $5,594,481 in net funding from the issuance of debt securities and an additional $3,296,725 from the exercise of common stock warrants and options. Since inception, the significant excess of our operating expenses over our total revenue have resulted in an accumulated deficit of $43,045,918 at December 31, 2006. Additionally, through December 31, 2006 we have expended a total of $2,782,088 for capitalized equipment and other capital assets.

As of December 31, 2006, we had $653,734 in available cash for our future operating requirements. We estimated those cash balances would only fund our operations through March, 2007. As of April 16, 2007 we are anticipating to close funding, within days of a $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% debenture with warrants offering, as part of a total interim financing that we are seeking of up to $2.5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. Based upon the terms of the sale, we expect to receive funding for a significant part of the total sale price prior to April 30, 2007. Our primary sources of liquidity over the next twelve months are expected to come from the collection of sales related accounts receivable, continued access to public and private debt and equity markets, and government agency funding of wireless communication development projects. We must significantly increase our sale volume in 2007 to achieve an operating cash flow break even result, taking into consideration our headcount reductions and facility consolidations commenced in January 2007. Our inability to raise capital or realize other sources of operating cash flows could require us to change significantly or even cease our existing operations order to conserve cash until such time, if ever, that sufficient proceeds from operations are generate. Any additional equity financings are likely to be dilutive to holders of our common stock, and further debit financings, if available, may involve significant obligations, debt servicing costs, and covenants that restrict how we operate our business.

In January, 2007, our management took actions to significantly reduce our continuing cash usage requirements through a reduction in our full time staff levels, primarily in the area of link operations sales support and network monitoring personnel. We also consolidated our primary after sales support and sales and marketing activities into our existing research and development facility in Durham, North Carolina. We announced our intention to transition our corporate and administrative activities in 2007 to the Durham facility.

In light of the uncertainty of our ability to develop our targeted markets significantly, uncertainty as to the future of the wireless point-to-point industry in general, as well as our inconsistent period to period sales level results, it is difficult for our management to identify and assess fully any trends or uncertainties that would affect our long term liquidity or overall financial condition. Some known factors that could affect our liquidity and overall financial condition are the successful introduction of our ongoing product lines at a commercial level, widespread customer acceptance and usage levels of the point-to-point technology we offer as a solution to their telecommunications needs, the development of additional large scale applications for our 70 GHZ and 80GHZ frequencies for commercial and governmental use domestically and outside the United States, and the success of further penetration of broadband internet in the mainstream commercial marketplace. If any of these product and market assumption uncertainties change in an unfavorable manner, we may not be able to recognize revenues or obtain short term financings, including use of assets in collateral backed transactions. This could require us to seek additional equity or debt financings which may be at costs which we cannot afford, thus causing us to further scale back or curtail essential operations. Under such circumstances, we may not be able to completely satisfy our material contractual obligations.

Our reduced operating expense model for 2007 is achieved through cost-cutting measures including our recent reduction in the number of overall employees, a more economical approach to sales support activity, consolidation of locations, and a reduction in overall travel related expenses. We anticipate our research and development program will continue to be significant to our total operations as we develop our next generation of WiFiber products, and engineer continuing cost reductions in our existing product lines.

Future Cash Requirements and Sources of Liquidity

Future Cash Requirements

Our contractual obligations as of December 31, 2006 are summarized as follows:

(1)	Long-term debt payments equal $1,873,084. Long-term debt payments due in less than one year equal $29,125. Long-term debt payments due in 2-3 years equal $1,843,959.

(2)
Payment of dividends related to our Series B and Series C preferred stock. The amount of future dividend payment levels depends on both the outstanding shares at the stated dividend dates and the rate in effect at such dates.

(3)	Contractual obligations for operating leases total approximately $1,204,685 of future minimum lease payments, primarily related to real estate leases.

(4)
We have strategic alliance and supply agreements with various designers, manufacturers and suppliers of critical components used in our products that provide for payment only upon occurrence of specified transactions or conditions.

We have strategic alliance agreements with each of Mantaro and Core Source Technologies, LLC (“Core Source”), under which we have the right to market and distribute a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz, and incorporate components designed and manufactured by Mantaro and Core Source. The agreements each have an initial term ending in May 2008 and automatically extend for additional one-year terms until terminated in accordance with their respective terms. Each of Mantaro and Core Source has agreed that it will not compete by offering products similar to ours and will not pursue any transaction or arrangement with any third party that will be in conflict with a wireless communications system utilizing the frequency range of 54 GHz through 95 GHz during the term of the agreement and for a period of 12 months thereafter. We are required to pay Mantaro and Core Source a minimum of $100,000 and $50,000, respectively, each year for the term of their agreements for engineering fees. During the year ended December 31, 2006, we paid Mantaro and Core Source $1,190,867 and $119,774, respectively.

(5)
Other purchase obligations represent contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of December 31, 2006.  These obligations include open purchase orders for inventory parts and modules totaling approximately $460,000. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Our primary cash requirements over the next twelve months will be to fund working capital requirements including any past due trade accounts, capital expenditures, preferred stock dividend requirements, and future product development activities. As of March 28, 2007, our trade payable outstanding totals approximately $2,500,000.

Specifically, we expect our primary cash requirements for the next twelve months to be as follows:

•	Interest on Notes - During the next twelve months, we are scheduled to make cash interest payments on our Notes of approximately $72,000.

•
 Preferred stock dividend -Approximately $1,208,000 in cash will be required to pay dividends on the Series B preferred stock currently outstanding, unless the trading volume of our common stock reaches certain stated volumes for a stated number of days prior to our quarterly dividend payment date. Should our common stock attain the designated trading volume level, the quarterly dividend(s) can be made, at our option, in cash or in common stock based upon a pre-determined share calculation ratio.

In January 2007, to conserve cash, we requested a waiver from the Series B preferred stock holders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series B preferred stock holders agreed to the waiver except one, who elected a cash dividend. Consequently, in January 2007, we issued 66,078 shares of our common stock and agreed to pay the non-waiving shareholder $4,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

Approximately $800,000 in cash will be required to pay dividends on the Series C stock.

In January 2007, to conserve cash, we requested a waiver from the Series C preferred stock holders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All the Series C preferred stock holders agreed to the waiver except two, who elected a cash dividend. Consequently, in January 2007, we issued 47,469 shares of our common stock and agreed to pay the non-waiving shareholders $16,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAPs for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

•
Working Capital Requirements - Primarily for inventory purchases, sales and marketing activities, required to increase unit sales volume, administrative expenses as a company with publicly traded stock, including legal, accounting, consulting and expenses for Sarbanes-Oxley compliance monitoring, the timing of accounts receivable collection related to sales levels over the next twelve months.

•
Capital expenditures - We expect to spend approximately $250,000 for capital expenditures, including capitalization of radio links that would be used as spare replacements for installed links that may require servicing periodically.

•	Debt repayments - During the next twelve months, we are scheduled to make payments on capital leases totaling $20,908.

As of January 5, 2007, we have taken steps to reduce our overall working capital requirements for 2007, including a reduction of our full-time staff, principally in the operations support area by a total of 26 personnel, and the consolidation of our sales and sales support operations into our Durham, North Carolina facility.

Future Sources of Liquidity

We expect our primary sources of cash during the next twelve months to be (1) common stock warrants exercises, (2) collection of accounts receivable balances, (3) government agency funding of wireless communication development projects and (4) accessing public and private capital markets for additional equity and/or debt financing. We have no existing commitments for financing as of March 28, 2007 and there can be no assurance that we will obtain additional financing. Any expectations as to cash that would arise from the exercise of common stock warrants is dependent upon the inherent conversion price of said warrants relative to the price at which our common stock trades in the future.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $653,734 as of December 31, 2006 and our net cash provided by operating activities and exercise of warrants and/or accounts receivable financing would be sufficient to meet our cash requirements through March 2007. As of April 16, 2007 we are anticipating to close funding, within days of a $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% debenture with warrants offering, as part of a total interim financing that we are seeking of up to $2.5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. Based upon the terms of the sale, we expect to receive funding for a significant part of the total sale price prior to April 30, 2007. Our ability to meet requirements over the next 12 months will depend on our ability to generate cash in the future from sources as noted above, which is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we do not generate sufficient cash from operations, face unanticipated needs to fund growth opportunities or do not otherwise have sufficient cash and cash equivalents, we may need to seek funding through incurring additional debt or issue equity, either of which may be restricted by the terms of our exiting debt and equity agreements or otherwise be unavailable to us. If we do not obtain additional cash or equivalents in the near future, we may be forced to significantly curtail or cease our current operations.

Uncertainties Regarding Our Liquidity

We believe the following uncertainties exist regarding our liquidity:

•
Ability to increase and maintain revenue levels - Our ability to generate net cash from future sales of equipment and services is critical to our maintaining adequate operating liquidity.  If our revenues were to continue to fluctuate, stagnate, or decrease our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs and obligations would be adversely affected.

•
Ability to access capital markets and debt markets - Historically, we have depended on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access debt and equity markets at reasonable rates, or at all, it could require us to curtail or significantly reorganize our current and planned operation in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

•
Ability to manage working capital requirements efficiently - Maintaining adequate liquidity for operating needs includes satisfactory collection of outstanding trade receivables, obtaining satisfactory purchase and payment terms from our significant suppliers, and the ability to achieve acceptable inventory turnover rates.

•
Ability to manage current trade payable levels - Our trade payables as of March 28, 2007 amounted to approximately $2,500,000. Several vendors have turned our accounts over to collection agencies, and we are out of terms with numerous services and product suppliers. It is critical that we will be able to satisfy these vendors in order to avoid cut off of critical supplies or services crucial to our operations.

Recent Accounting Pronouncements

In September, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 05-07 and 05-08, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-07”), and “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (“EITF 05-08”) respectively.

EITF 05-08 requires issuers of convertible debt securities with nondetachable beneficial conversion features to account for differences in accounting and tax treatment of such conversion features as timing differences under the provisions of FASB SFAS 109 “Accounting for Income Taxes”. EITF 05-08 is effective for the first interim or accounting period beginning after December 15, 2005. We adopted the reporting requirements of EITF 05-08 effective with the interim accounting period commencing January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us January 1, 2007. We do not believe that the adoption of FASB Interpretation No. 48 will have a material impact on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007. We have not determined the impact of the adoption of SFAS 157 in our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial liabilities” (SFAS No. 159”) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its future financial statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to the consolidated financial statements describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting are considered to be critical accounting policies as defined below. During the year ended December 31, 2006, we adopted SFAS 123(R) “Share-based Payments”, more fully described below under “Share Based Compensation,” and SFAS 155 “Accounting for Certain Hybrid Financial Instruments.” We applied the accounting proscribed in SFAS 155 to account for the 2004 Convertible Notes described below in Note 5 “Convertible Notes Payable.” Other than that, we did not make any significant changes to our accounting policies during the year ended December 31, 2006, as compared to those policies disclosed in the December 31, 2005 consolidated financial statements filed in our Current Report on form 10-KSB with the SEC on April 3, 2006.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate, and (2) different estimates we could reasonable have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes, if any, have been historically included in our consolidated financial statements as soon as they become known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Intangibles and Long-Lived Assets

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

SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of such assets. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying value of the assets exceeds the fair value of the property. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Warranty Reserves

As revenues have occurred beginning in 2005, we have established an accrual for warranty work associated with its link sales, recognized as a component of cost of sales. Our standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes our personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents our best estimate of the cost to settle existing and future claims on products sold and currently in warranty as of the periodic balance sheet date. The year ended December, 31 2006 was the first fiscal year for sales of our WiFiber G Series GigE products. As of yet, we are evaluating the potential for warranty returns and our location repair work, which is likely to change over time as we improve our product reliability. As the number of product sales increase, we will accumulate more correlative information on current and forecast return incidences and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrued to be payable could differ materially from what will actually transpire in the future.

Accounting for Share-Based Compensation

During fiscal 2005 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS 123.  Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payments” (“SFAS 123(R)”) which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue.  Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected volatility of the options and other items in determining estimated fair value.  Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GigaBeam Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of GigaBeam Corporation and Subsidiary (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigaBeam Corporation at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and remains dependant on outside sources of capital for continuance of their operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Bethesda, MD
April 17, 2007

GigaBeam Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$653,734	$12,726,986
Restricted cash	-	160,405
Accounts receivable, net of allowance of $533,766 and $139,140 at December 31, 2006 and December 31, 2005, respectively	807,500	697,156
Inventories	7,621,574	3,066,451
Prepaid expenses and other current assets	568,711	533,078
Total current assets	9,651,519	17,184,076

Property and equipment, net	1,986,735	1,658,512
Other assets	445,630	291,162
Debt issuance costs	181,976	475,310
Deferred charges	-	429,000
Total assets	$12,265,860	$20,038,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,891,077	$2,417,723
Accrued liabilities	1,416,716	1,465,803
Current portion of capital lease obligations	29,125	221,300
Total current liabilities	3,336,918	4,104,826

Capital lease obligations, non-current	41,159	33,228
Convertible notes payable, net of discount	1,051,036	895,896
Total liabilities	4,429,113	5,033,950

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at December 31, 2006 and December 31, 2005	11	11
Series B convertible preferred stock, $.001 par value; 20,000 shares authorized; 15,100 and 18,900 shares issued and outstanding at December 31, 2006 and December 31, 2005	15	19
Series C convertible preferred stock, $.001 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2006	10	-
Common stock, $.001 par value, 40,000,000 shares authorized; 6,099,279 and 4,999,132 issued and outstanding shares at December 31, 2006 and December 31, 2005, respectively	6,099	4,999
Additional paid in capital	50,876,530	37,810,439
Accumulated deficit	(43,045,918)	(22,811,358)
Total stockholders’ equity	7,836,747	15,004,110
Total liabilities and stockholders’ equity	$12,265,860	$20,038,060

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net Sales	$4,823,914	$1,196,512
Cost of sales	3,863,667	1,627,395
Gross margin (deficit)	960,247	(430,883)

Operating expenses:
Research and development	5,518,124	5,635,047
General and administrative	6,582,696	4,115,219
Selling and marketing	4,985,772	2,873,918
Service, install and link operations	3,191,196	1,234,945

Total operating expenses	20,277,788	13,859,129

Operating loss	(19,317,541)	(14,290,012)

Other income (expense):
Interest income	222,236	85,170
Interest expense	(1,139,255)	(1,101,516)

Loss before provision for income taxes	(20,234,560)	(15,306,358)

Provision for income taxes	-	-

Net loss	$(20,234,560)	$(15,306,358)

Series A redeemable preferred stock dividend	(800,354)	(305,884)
Series B convertible preferred stock dividend	(1,236,193)	-
Series C convertible preferred stock dividend	(91,111)	-
Effect of beneficial conversion feature related to issuance of Series B convertible preferred stock	-	(3,936,794)
Effect of beneficial conversion feature related to issuance of Series C convertible preferred stock	(2,252,398)	-
Net loss allocated to common shareholders	$(24,614,616)	$(19,549,036)

Basic and diluted loss per share	$(4.31)	$(4.06)
Basic and diluted weighted average shares outstanding	5,716,616	4,810,568

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statements Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,234,560)	$(15,306,358)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	985,674	872,974
Provision for doubtful accounts	569,906	139,140
Increase in inventory provision for obsolescence	758,554	175,000
Warranty costs	288,000	96,000
Depreciation and amortization	551,011	262,002
Non-cash compensation expenses	2,487,645	314,025
Non-cash deferred charges expensed	429,000	-
Changes in operating assets and liabilities:
Accounts receivable	(680,250)	(741,296)
Inventories	(5,268,109)	(2,566,478)
Prepaid expenses and other current assets	59,184	(239,388)
Deposits	(42,904)	(13,201)
Accounts payable	(526,646)	1,315,930
Accrued liabilities	(428,238)	586,636
Net cash used in operating activities	(21,051,733)	(15,105,014)

Cash flows from investing activities:
Restricted cash	160,405	(160,405)
Investment in notes receivable	-	(95,000)
Purchases of property and equipment	(879,055)	(1,253,606)
Acquisition of patents & intangibles	(118,625)	(123,717)
Net cash used in investing activities	(837,275)	(1,632,728)

Cash flows from financing activities:
Repayments of capital lease obligations	(222,930)	(263,130)
Issuance of common stock; net of related costs	-	577,131
Issuance of convertible debt, net of related costs	-	2,169,481
Issuance of convertible preferred stock; net of related costs	9,224,704	24,083,090
Exercise of common stock warrants	2,012,385	1,155,440
Exercise of common stock options	128,900	-
Series B convertible preferred stock dividend paid	(1,236,192)	-
Series C convertible preferred stock dividend paid	(91,111)	-
Net cash provided by financing activities	9,815,756	27,722,012

Net (decrease) increase in cash and cash equivalents	(12,073,252)	10,984,270
Cash and cash equivalents at beginning of period	12,726,986	1,742,716
Cash and cash equivalents at end of period	$653,734	$12,726,986

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statements Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Supplemental disclosures:
Interest Paid	$135,710	$100,320
Non-cash investing and financing transactions:
Common stock issued in connection with patent acquisition	$-	$80,400
Conversion of convertible notes payable into shares of common stock	$540,867	$160,000
Conversion of Series B convertible preferred stock into shares of common stock	$505	$-
Fair value adjustment of options granted	$112,164	$188,612
Issuance of warrants in connection with convertible notes payable	$-	$1,194,761
Issuance of warrants and options in connection with convertible notes payable debt issue costs	$-	$384,835
Capital lease obligation incurred to finance the purchase of equipment	$38,686	$524,832
Issuance of options to consultants and vendors	$-	$110,977

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 5, 2004	-	$-	-	$-	$-	$-	$-
Issuance of Common stock	-	-	4,603,440	4,603	8,415,384	-	8,419,987
Issuance of warrants in connection with notes payable	-	-	-	-	423,000	-	423,000
Amortization of deferred	-
compensation	-	-	-	-	12,519	-	12,519
Issuance of options to consultants and vendor	-	-	-	-	128,007	-	128,007
Net loss	-	-	-	-	-	(7,505,000)	(7,505,000)
Balance, December 31, 2004	-	-	4,603,440	4,603	8,978,910	(7,505,000)	1,478,513

Amortization of deferred compensation	-	-	-	-	14,436	-	14,436
Issuance of Common stock	-	-	104,500	105	657,438	-	657,543
Issuance of Series A redeemable preferred stock
- net of costs	11,277	11	-	-	6,700,517	-	6,700,528
Issuance of Series B convertible preferred stock
- net of costs	18,900	19	-	-	17,382,543	-	17,382,562
Issuance of common stock warrants and options	-	-	-	-	1,579,596	-	1,579,596
Beneficial conversion feature -
convertible notes payable	-	-	-	-	882,261	-	882,261
Fair value adjustment of options granted	-	-	-	-	188,612	-	188,612
Issuance of options to consultants	-	-	-	-	110,977	-	110,977
Stock dividend, Series A redeemable preferred stock,
paid in shares of common stock	-	-	42,392	42	(42)	-	-
Conversion of notes payable	-	-	20,000	20	159,980	-	160,000
Common stock warrants exercised	-	-	228,800	229	1,155,211	-	1,155,440
Net loss	-	-	-	-	-	(15,306,358)	(15,306,358)
Balance, December 31, 2005	30,177	30	4,999,132	4,999	$37,810,439	(22,811,358)	15,004,110
Series A redeemable preferred stock	11,277	$11
Series B convertible preferred stock	18,900	19
Balance, December 31, 2005	30,177	$30

See accompanying Notes to Consolidated Financial Statements

GigaBeam Corporation
Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
Balance, December 31, 2005	30,177	$30	4,999,132	$4,999	$37,810,439	$(22,811,358)	$15,004,110

Amortization of deferred compensation	-	-	-	-	14,436	-	14,436
Issuance of Series C redeemable preferred stock - net of costs	10,000	10	-	-	9,224,694	-	9,224,704
Stock option compensation	-	-	-	-	2,361,044	-	2,361,044
Stock options exercised	-	-	37,750	37	128,863	-	128,900
Fair value adjustment of options granted	-	-	-	-	112,164	-	112,164
Conversion of notes payable	-	-	67,631	68	540,799	-	540,867
Conversion of Series B convertible preferred stock	(3,800)	(4)	505,228	505	(501)	-	-
Stock dividend, Series A redeemable preferred stock, paid in shares of common stock	-	-	91,739	92	(92)	-	-
Dividend, Series B convertible preferred stock, paid in cash	-	-	-	-	(1,236,192)	-	(1,236,192)
Dividend, Series C convertible preferred stock, paid in cash	-	-	-	-	(91,111)	-	(91,111)
Common stock warrants exercised	-	-	397,799	398	2,011,987	-	2,012,385
Net loss	-	-	-	-	-	(20,234,560)	(20,234,560)
Balance, December 31, 2006	36,377	$36	6,099,279	$6,099	$50,876,530	$(43,045,918)	$7,836,747
Series A redeemable preferred stock	11,277	$11
Series B convertible preferred stock	15,100	15
Series C convertible preferred stock	10,000	10
Balance, December 31, 2006	36,377	$36

See accompanying Notes to Consolidated Financial Statements

1. Description of the Business:

We were incorporated under the laws of the State of Delaware on January 5, 2004. Our primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of our technology, design, development and deployment of our Series GigE and WiFiber G Series GigE products as well as initial sales, marketing, production and installation of these products. In October 2004, we completed our initial public offering (“IPO”), generating net proceeds of approximately $5,491,000. Since that date, we have completed various private placements of our debt and equity securities generating net proceeds of approximately $36,123,602. Additionally, we have received approximately $3,297,000 to date from the exercise of common stock purchase warrants and options. Our sales were $4,823,914 and $1,196,512 for the years ended December 31, 2006 and 2005, respectively.

GigaBeam Corporation (referred to as the “ Company,” “us,” “our,” “we” or similar pronouns) designs, develops, markets, sells, leases, installs and services advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber®.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability.

WiFiber is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both WiFi and WIMAX.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the reduction of the Company’s value of assets or the amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. Continuance of the Company as a going concern is dependent upon its future profitability and ongoing support of its shareholders and creditors, as well as other factors mentioned elsewhere in this report.

Basis of Presentation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, GigaBeam Services Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less as of the date of purchase.

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

The following table summarized the number of our significant customers for the years ended December 31, 2006, and 2005 each of who accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.
	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Number of significant customers	4	2
Percentage of net sales	16%, 12%, 12%, 11%	26%, 18%,

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

Inventories include the following:

	December 31,
	2006	2005
Raw material	$4,765,145	$2,142,401
Finished goods	3,789,983	1,099,050
	8,555,128	3,241,451
Less provision for obsolescence	(933,554)	(175,000)
	$7,621,574	$3,066,451

Work in process at December 31, 2006 and 2005 was insignificant. During the years ended December 31, 2006 and 2005, a provision for obsolescence of $758,554 and $175,000, respectively, was expensed to cost of sales primarily related to valuation of the remaining WiFiber II products.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:
	December 31,
	2006	2005
Prepaid contract expenses	$324,031	$349,379
Prepaid insurance	203,608	140,812
Other prepaid expenses and current assets	41,072	42,887
	$568,711	$533,078

Property and Equipment

Property and equipment and website development are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, ranging from three to seven years. Maintenance and repairs are expensed as incurred. Capitalized leasehold improvements are amortized over the shorter of expected lives or initial lease term of related facility lease.

Intangibles

Intangible assets consist primarily of patents and trademarks. The Company has adopted the guidelines for accounting for these assets as set out in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the requirements as set out in SFAS 142, the Company amortizes the costs of acquired patents purchased over their remaining legal lives. Costs for current patent applications based on internally developed processes, primarily legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on initial patent life granted or evaluated for impairment periodically by the Company’s management. At December 31, 2006, patent application costs of $241,002 were included in intangible assets, compared to $97,377 at December 31, 2005. For the year ended December 31, 2006 amortization expense totaled $7,061, compared to $7,429 for the year ended December 31, 2005.

At December 31, 2006 and 2005 intangible assets of $352,502 and $249,117, respectively, were included in non-current Other Assets.

Impairment of Long-Lived Assets

SFAS No.144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of” addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company reviews its long-lived assets, other than goodwill, for impairment wherever events or circumstances indicate the carrying value of such assets may not be recoverable through the estimated discounted future cash flows from the use of these assets. Considerable judgment is required to estimate the appropriate discounting of future cash flows, if such comparisons can be reasonably ascertained. Factors that could indicate an impairment may exist include significant under performance relative to long-term projections, strategic changes in business strategy on significant negative economic trends in an industry. When and if such impairment exists, the related assets are written down to fair value. At December 31, 2006, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying value of long-lived assets. There can be no assurance, however, that market conditions will not change on demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2006	2005
Estimated contract based costs	$500,000	$425,000
Accrued interest payable	171,221	127,672
Accrued payroll and benefits	466,751	806,788
Accrued warranty costs	233,723	81,976
Other	45,021	24,367
	$1,416,716	$1,465,803

During the year ended December 31, 2006 and 2005 warranty costs of $288,000 and $96,000, respectively, were expensed to cost of sales.

Other Assets

Other assets consist of deposits, intangible assets at amortized value (patents and related trademarks).

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

Product Warranties

The Company has established an accrual for warranty work associated with its link sale. Such warranty accrual is recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents the best estimate of the cost to settle existing and future claims on products sold and currently under warranty as of the balance sheet date. The Company has little historical trend of shipment levels related to return rates and repair costs. As the number of product sales increase, we will accumulate information on returns and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrual could differ materially from what will actually transpire in the future.

Warranty provisions and claims for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Beginning balance	$81,976	$0
Warranty provision	290,009	96,000
Usage	(138,262)	(14,024)
Ending Balance	$233,723	$81,976

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

Number of Shares
Notes convertible into common stock	366,056
Options to purchase common stock	1,724,560
Warrants to purchase common stock	6,171,498
Shares underlying Series B convertible preferred stock	2,475,412
Shares underlying Series C convertible preferred stock	1,639,344

Income Taxes

The company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if in management’s judgment, it is more likely than not that the deferred tax asset will not be realized.

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

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied provisions of SAB 107 in its adoption of SFAS 123(R).

The Company has adopted SFAS 123(R) using the modified prospective transition method, as of January 1, 2006. The Company’s Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified-prospective transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted but not yet vested as of December 31, 2005, based on grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). The results of prior periods have not been restated as a result of SFAS 123(R). Share-based compensation for the year ended December 31, 2006 was $2,361,044, related solely to stock options. Under the requirements of APB 25, no statement of share-based compensation expense was required to be recorded during the year ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite expected service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates, and due to the relatively short period of time which options have been granted as a publicly traded company, estimated future forfeitures related to expected turnover rates are included in the Company’s internal financial projections. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operation for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option pricing models for share-based awards.

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to the Company’s tax net operating loss position, the Company does not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on the Company’s cash flows from operating or financing activities for the year ended December 31, 2006.

Share-based compensation expense reduced the Company’s results of operations as follows:

Year Ended
December 31,
2006
Loss before income taxes	$(2,361,044)

Net loss	$(2,361,044)

Loss per common share, basic and diluted	$(0.41)

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), using a Black-Scholes option-pricing model and amortized expense over the options’ vesting periods.

Year Ended
December 31,
2005
Net loss attributed to common stockholders	$(15,306,358)
Less: Stock-based compensation expense determined under
the fair value based method	14,436
Add: Stock-based compensation expense included in reported
net loss	(1,034,880)
Net loss attributed to common stockholders, pro forma	$(16,326,802)

Loss per share-Basic and diluted:
Reported	$(4.06)
Pro forma	$(3.39)

The following weighted-average assumptions were used for options granted in the year ended December 31, 2006 and 2005 and a discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Dividend yield	0.0%	0.0%

Expected volatility	101%	85%

Risk-free interest rate	4.60% to 5.23%	4.03%

Expected life of the option term (in years)	4.0 - 7.0	4

Forfeiture rate	10% to 12%	-

Dividend yield - The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. We are precluded from currently paying dividends on our common stock by conditions set out in our Series B and Series C Convertible preferred stock issues.

Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company’s common shares have traded for a period in excess of two years as of December 31, 2006, and pursuant to SFAS 123(R), the Company estimates expected volatility through use of historical and its own common stock over the past two years.

Risk-free interest rate - This is the U.S. treasury rate for the week of the various options granted during the quarter having a term that most clearly resembles the expected life of the option.

Expected life of the option term - This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted in the year ended December 31, 2006. For options granted on or prior to December 31, 2005, the Company used the expected option life assigned to such options as used under the intrinsic value method utilizing APB 25.

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

The Company accounted for equity instruments issued to non-employees in accordance with Emerging Issues Task Force No. EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”, (“EITF 96-18”). EITF 96-18 requires the options issued to non-employees to be accounted for at fair value. The fair value of the options is re-valued at each reporting period and the compensation expense is adjusted accordingly. For the year ended December 31, 2006, compensation expense of $112, 164 was recognized related to equity awarded to non-employees. For the year ended December 31, 2005, the Company recognized compensation expense of $460,572 related to equity awarded to non-employees.

There were 17,750 employee options exercised during the year ended December 31, 2006 which provided proceeds totaling $108,900. The weighted-average grant date fair value price of options granted during the year ended December 31, 2006 and December 31, 2005, were $7.93 and $6.52, respectively. The total fair value of options granted during the year ended December 31, 2006, were approximately $7,397,192. There were 1,444,355 options outstanding at December 31, 2006. These options had a weighted-average exercise price of $8.71 and an intrinsic value of approximately $9,845,846 and a weighted-average remaining contractual life of 8.85 years. There were 279,186 fully vested options exercisable at December 31, 2006. These options had a weighted average exercise price of $5.72 and an intrinsic value of approximately $1,440,329 and a weighted average remaining contractual life of 6.52 years.

Total Common Stock option activity during the year ended December 31, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	855,605	$6.16
Granted	932,250	10.97
Exercised	(17,750)	3.18
Canceled or expired	(325,750)	8.77
Options outstanding at end of period	1,444,355	8.71

Exercisable option activity during the year ended December 31, 2006, is summarized as follows:

	Shares	Weighted-Average Exercise Price
Exercisable options outstanding at beginning of period	100,351	$4.78
Vested	238,834	6.30
Exercised	(17,750)	3.18
Canceled or expired	(42,250)	6.58
Exercisable options outstanding at end of period	279,185	5.72

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

We adopted SFAS 123(R) using the modified prospective method on January 1, 2006. We recognize compensation expense for stock based awards issued after January 2, 2006 on a straight-line attribution basis on the requisite service period for the entire award. We recorded expenses of approximately $2.4 million in fiscal 2006 related to the previously issued, unvested stock options for which vesting have not been accelerated. We will continue to use the Black-Scholes model to calculate the estimated fair value of stock options.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement asset recognition, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained based solely upon its technical merits. If the recognition standards are not satisfied, then no benefit from the tax benefit can be recorded for financial statement purposes. If the standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority. FIN 48 is effective for the Company January 1, 2007. The Company does not believe that the adoption of FASB Interpretation No. 48 will have a material impact on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007. We have not determined the impact of the adoption of SFAS 157 in our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurements to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its future financial statements.

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

3. Going Concern Consideration

We remain dependent on outside sources of funding for continuation of our operations. Our independent auditors issued a going concern qualification in their report, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2006 and 2005, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors. We experienced negative financial results as follows:

	2006	2005
Net loss	$(20,234,560)	$(15,306,358)
Negative cash flow from operations	(21,051,733)	(15,105,014)
Stockholders' Equity	7,836,747	15,004,110

At December 31, 2006, we had cash and cash equivalents of $653,734. Our net working capital as of December 31, 2006 was approximately $6,314,601. Management believes we will continue to incur net losses from operating activities through at least December 31, 2007.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by: 1) selling our products and related services, 2) raising additional operating cash through the private sale of our redeemable preferred and convertible preferred stock, 3) selling convertible debt in a private sale and 4) issuing common stock shares upon conversion of common stock warrants issued at the time of our IPO.

These steps have provided us with the cash flows to continue our business plan, but have not resulted in significant improvement in our financial position. The following efforts have been undertaken or are in process as part of our efforts to secure suitable financings, improve working capital and increase cash flows with the objective to improve our long-term financial viability:

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons

-
With the agreement of our landlord, and with no further lease payment obligations, we closed our Lewisville, Texas location in early January, 2007 and combined these operations into our Durham, N.C. facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, we are requiring substantial money in advance of shipment of links.

-
In January 2007, to conserve cash, we requested a waiver from the Series B preferred stock holders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series B preferred stock holders agreed to the waiver except one, who elected a cash dividend. Consequently, in January 2007, we issued 66,078 shares of our common stock and agreed to pay the non-waiving shareholder $4,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

In January 2007, to conserve cash, we requested a waiver from the Series C preferred stock holders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All the Series C preferred stock holders agreed to the waiver except two, who elected a cash dividend. Consequently, in January 2007, we issued 47,469 shares of our common stock and agreed to pay the non-waiving shareholders $16,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAPs for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

In April, 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of the quarterly cash dividend. Additionally, in consideration for agreeing to the waiver we offered to the holders of the Series B and Series C stock a number of our common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the April 2007 dividend.

If all of the shareholders agree to the waiver and payment in shares, the total number of shares to be issued would be 173,680, based upon the total dividends due and using a calculation of common share value at 90% of the VWAP for the 20 consecutive trading days ending March 30, 2007. As of April 16, 2007 we have received waivers from 100% of the total outstanding $15,100,000 Series B shareholders, and $8,350,000 of the total outstanding $10,000,000 Series C shareholders. If we were not to receive waivers from the remaining Series C shareholders, we would owe cash dividends to the non-waiving shareholders as of April 1, 2007 of approximately $33,000.

-	Attempting to raise capital through additional sales of our common or preferred stock and/or debt securities. However we have no commitments as of March 28, 2007, for additional financings.

-
Reducing cash operating expenses to levels that are in line with current revenues. We may seek reductions in certain operations expenses through the issuance of additional common shares of our stock in lieu of cash payments to key vendors. We have no assurance that such arrangements could be worked out.

These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon the following:

-	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

-	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

4. Property and equipment:

	December 31,
Property and equipment consist of the following:	2006	2005
Equipment - Engineering and production	$1,827,692	$1,387,671
Office and computer equipment	351,025	173,373
Leasehold improvements	216,463	134,013
Purchased Software	311,004	146,386
Demo equipment and spares	-	45,568
Managed service equipment	36,990	-
Other	52,854	36,843
	2,796,028	1,923,854
Less accumulated depreciation	(809,293)	(265,342)
	$1,986,735	$1,658,512

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $543,950 and $254,572, respectively.

Assets under capital lease are included in property and equipment as follows:

	December 31,
	2006	2005
Engineering and production, machinery and office equipment	$105,217	$524,832
Less accumulated depreciation	(34,131)	(92,115)
	$71,086	$432,717

5. Convertible notes payable:

Convertible notes payable consist of the following:

	December 31,
	2006	2005
8% senior notes payable	$1,802,800	$2,340,000
Less unamortized discount	(433,170)	(831,423)
Less unamortized beneficial conversion feature	(318,594)	(612,681)
	$1,051,036	$895,896

On January 28, 2005 and February 1, 2005, the Company issued 8% senior convertible notes and common stock warrants with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing.

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

The warrants issued in conjunction with the notes are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the year ended December 31, 2006 and 2005, the Company recorded amortization of $398,253 and $363,338, respectively.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the year ended December 31, 2006 and 2005, the Company recorded amortization of $293,335 and $240,044, respectively.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008. During the year ended December 31, 2006 and 2005, the Company recorded interest expense of $294,087 and $269,580, respectively, related to the amortization of the beneficial conversion feature. The unamortized balance of $318,594 and $612,681 has been recorded as a reduction to convertible notes payable at December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, six Note holders requested conversion of $540,867 face value of Notes to shares of common stock. During the year ended December 31, 2005, one Note holder requested conversion of $160,000 face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired or reduced in face value.

The carrying value as of December 31, 2006 and 2005 of $1,051,036 and $895,896 are comprised of the aggregate principal amount outstanding, net of unamortized discount and the net unamortized beneficial conversion feature. The increase in carrying value as of December 31, 2006 is due to the amortization of the debt discount and beneficial conversion feature, offset by the conversion of six Notes payable.

At December 31, 2006 and December 31, 2005, the Company estimated the fair value of the Notes to be equal to their face value of $1,802,800 and $2,340,000, respectively.

In January, February and March 2007, a total of $1,262,800 of face value of the Notes were converted by five Note holders into shares of our common stock, resulting in remaining face value of $540,000 of Notes as of March 28, 2007.

As of April 2, 2007 we had not paid a total of $34,404 that was due and payable in cash to note holders as of the January 31, 2007 interest payment due date.

6. Capital Leases

The Company entered into various capital leases for test equipment. As of December 31, 2006, the future minimum payments under leases are as follows:

Year ended December 31,
2007	$33,101
2008	20,908
2009	9,744
2010	9,744
2011	6,498
Total payment obligation	79,995
Less amount representing interest	(9,711)

Present value of net minimum obligation	70,284
Less current portion	(29,125)
Non current portion	$41,159

7. Income Taxes

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U. S. Federal and state net operating loss carry forwards of approximately $33,683,000 at December 31, 2006 to reduce future federal income taxes, if any. These carry forwards expire beginning in 2024 and are subject to review and possible adjustment by the Internal Revenue Service.

The approximate tax effects of temporary difference that give rise to significant portions of the Company’s deferred tax assets primarily relate to net operating loss carry forwards, amounting to approximately $33,683,000 and $15,864,000 at December 31, 2006 and 2005, respectively. Additional temporary differences relate to the difference in accounting and tax treatment for intangible assets. It is the Company’s objective to become a profitable business and realize the benefits of its deferred tax assets. However, in evaluating the reliability of these deferred assets, management has considered the Company’s short operating history, the new technologies driving the markets in which it competes and the operating losses incurred to date and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required at December 31, 2006 and 2005. At December 31, 2006 and 2005, the valuation reserve was $16,469,141 and $8,749,154, respectively.

The major components of net deferred tax asset and liabilities are follows:

	December 31,
	2006	2005
Deferred tax assets:

Net operating loss carry forwards	$13,122,798	$6,180,647
Intangible Assets	1,655,367	2,205,238
Share-based compensation	1,074,277	177,122
Inventory reserves	363,713	68,180
Bad debt reserves	207,955	54,209
Employee benefit obligations	101,862	85,765
Warranty reserves	90,402	31,282
Depreciation and amortization	4,651	4,399

Total deferred tax assets	16,621,025	8,806,842

Deferred tax liabilities:
Depreciation and amortization	(151,884)	(57,688)
Net deferred tax asset before valuation allowance	16,469,141	8,749,154

Less valuation allowance	(16,469,141)	(8,749,154)

Net deferred tax asset	$-	$-

A reconciliation of the Company’s income tax benefit on income from continuing operations at the Federal statutory rate to the benefit for income taxes at the effective tax rate is as follows:

	December 31,
	2006	2005
Income tax benefit computed at the Federal statutory rate of 35%	$(7,082,096)	$(5,357,225)
State income taxes, net of Federal tax impact	(784,680)	(593,105)
Permanent differences	146,791	115,134
Change in valuation allowance	7,719,985	5,835,196
	$-	$-

8. Equity Issues- Preferred Stock

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

In the event we conduct a financing with gross proceeds of $30 million or more (a “Qualified Financing”), holders of the Series A stock will have the right to exchange all or a portion of their then outstanding shares into securities identical to those issued in the Qualified Financing, at an exchange rate per share equal to the then-applicable redemption price of the shares. Following the completion of a Qualified Financing, shares of Series A stock still outstanding are mandatory redeemable, in accordance with the terms of the Certificate of Designation governing the Series A stock. Prior to the completion of a Qualified Financing we may redeem all or any of the outstanding shares of the Series A stock in cash, and upon notice annually on May 15 at a stipulated premium price, which declines annually until May 15, 2010, when the redemption price will be at the $700 per share stated price.

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

On November 15, 2005, we paid the first required dividend on the Series A stock in shares of common stock. The total shares issued to holders of the Series A stock were 42,392 based on the formula as noted above. On May 15, 2006 and November 15, 2006, we paid the semi-annual required dividend through the issuance of 31,798 shares and 59,941 shares of common stock, respectively, based on the stated formula.

Our common stock, the Z warrants described above and our IPO warrants commenced trading on the Nasdaq Capital Market on March 27, 2006. Prior to March 27, 2006 our common stock, Z warrants and IPO warrants were traded on the Over the Counter Bulletin Board.

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

Pursuant to the anti-dilution provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series B stock, at the time of any issuance of common stock or common stock equivalents at an effective price below the conversion price then in effect, the conversion price of the Series B stock shall be adjusted to the effective price of the subsequently issued common stock or common stock equivalents as of the date of such issue. On August 21, 2006 we issued 10,000 shares of our variable dividend Series C convertible preferred stock (“Series C stock”) with a conversion price of $6.10 which was below the Series B stock conversion price. Consequently, the original conversion price of the Series B stock of $7.6199 per share was adjusted to equal the effective price of our variable dividend Series C stock of $6.10 that we issued in August 2006. Based upon the adjusted conversion price of $6.10 per share, and based upon the number of outstanding shares of Series B stock at August 21, 2006 (15,300), the number of common shares issuable upon conversion of the Series B stock was adjusted from 2,007,906 shares to 2,508,204 shares.

Additionally, pursuant to the anti-dilution provisions of the warrants issued to the holders of the Series B stock, the number of shares of common stock issuable upon exercise of the warrants issued to the Series B stock shareholders has been adjusted from 1,274,630 shares to 1,668,032 shares and the exercise price has been adjusted from $7.9827 to $6.10.

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

On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, we paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067 and $314,781, respectively, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above. In January 2007, to conserve cash, we requested a waiver from the Series B stock holders to receive their quarterly dividend in shares of our common stock in lieu of a cash dividend. All the Series B holders agreed to the waiver except one who elected a cash dividend. Consequently, in January 2007, we issued 66,078 shares of our common stock and agreed to pay the electing stockholder $4,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

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

The exercise price of the common stock purchase warrants issued to holders of the Series C stock is $6.39, subject to adjustment.

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

On October 2, 2006 we paid the quarterly dividend to holders of Series C stock in cash, amounting to $91,111, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above. In January 2007, to conserve cash, we received a waiver from the Series C stock holders to receive their quarterly dividend in shares of our common stock in lieu of a cash dividend. All the Series C holders agreed to the waiver except two who elected a cash dividend. Consequently, in January 2007, we issued 47,469 shares of our common stock and agreed to pay electing stockholders $16,000 in cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAPs for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

In April, 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of the quarterly cash dividend. Additionally, in consideration for agreeing to the waiver we offered to the holders of the Series B and Series C stock a number of our common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the April 2007 dividend.

In April 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of the quarterly cash dividend. Additionally, in consideration for agreeing to the waiver we offered to the holders of the Series B and Series C stock a number of our common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the April 2007 dividend.

If all of the shareholders agree to the waiver and payment in shares, the total number of shares to be issued would be 173,680, based upon the total dividends due and using a calculation of common share value at 90% of the VWAP for the 20 consecutive trading days ending March 30, 2007. As of April 16, 2007 we have received waivers from 100% of the total outstanding $15,100,000 Series B shareholders, and $8,350,000 of the total outstanding $10,000,000 Series C shareholders. If we were not to receive waivers from the remaining Series C shareholders, we would owe cash dividends to the non-waiving shareholders as of April 1, 2007 of approximately $33,000.

9. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under noncancelable operating leases.

Future minimum lease payments under these operating leases are as follows:

2007	$663,809
2008	285,459
2009	137,761
2010	117,656
$1,204,685

Rental expense for operating leases was $576,367 and $588,043 for 2006 and 2005, respectively.

On October 13, 2004, our employment agreements with Messrs. Slaughter and Lockie became effective. Our employment agreement with Mr. Peck commenced in May 2004. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Messrs. Slaughter, Lockie, and Peck are entitled to receive annual base salaries of $250,000, $225,000 and $194,250 respectively effective January 1, 2006. These agreements were amended effective September 26, 2006, to reduce these officers’ salary levels to $125,000, $112,500 and $145,687, respectively. These annual base salaries will be reviewed annually and may be increased by the board of directors or compensation committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that we may establish from time to time.

We may be obligated to make severance payments to these executives under their employment agreements. Pursuant to their employment agreements, we may terminate the agreements for cause at any time and without cause upon 30 days written notice. Any of these executives may terminate his employment agreement for good reason, upon 60 days written notice, if his duties are substantially altered or reduced, his salary is reduced or we materially breach his agreement. If we terminate the employment of the executive without cause or if the executive terminates his agreement for good reason, we must pay the executive his base salary for a severance term of eighteen months in the case of Messrs. Slaughter and Lockie and twelve months in the case of Mr. Peck; provided, however, that in order to receive the severance payment, the executive officer must sign a general release.

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

We have an agreement with ThinKom Solutions, Inc. (“ThinKom”), pursuant to which we issued 143,000 shares of our common stock to ThinKom at par value per share upon the agreement’s inception in January 2004 and under which ThinKom granted us an exclusive worldwide license to use and commercialize its antenna technologies in products operating in the 70 GHz and 80 GHz bands. ThinKom also agreed to develop, design, manufacture and test certain antenna modules for us. This agreement has an initial term ending in January 2009 and automatically extends for additional one-year periods until terminated in accordance with its terms. This agreement, as amended December 2005, requires us to make minimum payments to ThinKom in return for the design and manufacture of an antenna module for our products, including minimum purchase requirements of approximately $650,000 in 2004, $771,817 in 2005, $1,153,183 in 2006, $3,000,000 in 2007, $6,500,000 in 2008, $8,800,000 in 2009 and $10,000,000 each year thereafter during the term of the agreement in return for maintaining the exclusivity license for its developed technology relative to antennas. In addition, we paid a $250,000 working capital advance to ThinKom in 2004, which was scheduled to be credited against minimum purchase amounts due to ThinKom in the last quarter of 2006 or payments to any component suppliers to ThinKom or us. Since there has been no antenna production, the prepaid amount remains on our balance sheet at December 31, 2006. ThinKom’s design of our antenna has not been completed, and we do not expect to order any antennas from ThinKom in the foreseeable future. Consequently, all of the minimum payments that we have made to ThinKom to date have been for engineering costs associated with its adaptation of the ThinKom antenna technologies to our GigE and OC-48 product designs.

There has been no design acceptance of the antenna by GigaBeam as of December 31, 2006, and thus there has been no purchase order issued for antennas by us as of that date, and therefore no antenna production. It is management’s belief that due to this lack of activity under the contract, there is no liability to accrue on our part as of December 31, 2006. We have other sources of antenna units that are currently being deployed with our links, and which are fully functional for installation and link operation purposes. Therefore we are not dependent upon the ThinKom Agreement as a critical source of supply at this time.

Under the terms of the Agreement, we would also pay to ThinKom 1% of any revenues generated from the sale of products using ThinKom’s technology, excluding specified costs. We do not believe there is any liability related to this part of the Agreement as of December 31, 2006 due to reasons cited above.

The Company is currently negotiating the terms of terminating the ThinKom Agreement.

10. Subsequent Events

Effective January 5, 2007, the Company has determined to consolidate certain of its facilities. The Company has reduced its workforce, including the termination of our prior Vice President of Link Operations, in connection with the consolidation of such facilities. Upon completion of the consolidation, the Company’s workforce was reduced to approximately 20 full time employees and six part time employees.

As of March 27, 2007, the Company’s CEO and Chairman, Louis Slaughter, advanced a total of $65,000 to the Company for working capital requirements. The advance is expected to be repaid to Mr. Slaughter, plus interest at 7% per annum, within one year.

Mr. David Buckel has resigned from the Company’s Board of Directors effective March 29, 2007. Mr. Buckel has also served as Chairman of the Board’s Audit Committee. The Company’s board of directors is currently searching for a replacement for Mr. Buckel.

In connection with his resignation from the Board of Directors, Mr. Buckel entered into a Letter Agreement with the Company effective March 29, 2007 (the “Letter Agreement”) to provide strategic development activities services until January 7, 2009 (the “Consulting Period”). Under the terms of the Letter Agreement, the Company agreed to pay Mr. Buckel $18,250 in deferred and unpaid fees in connection with his service of the Board of Directors and its three committees prior to his resignation. Mr. Buckel’s option to purchase 45,000 shares of common stock of the Company granted October 17, 2005 and 25,000 shares of common stock granted January 5, 2006 will continue to vest during the term of the Consulting Period and remain exercisable is accordance with the Company’s 2004 Stock Option Plan.

On April 2, 2007 the Company received an executed term sheet from an existing investor for a $1.0 million bridge loan facility in the form of a 14% debenture, with interest payable quarterly in arrears. We expect to close funding on this facility prior to the end of April, 2007.

11. Related Party Transactions

As described in Note 1, the Company completed a private offering of our 10% Series A stock and warrants and concurrent offshore placement of common stock and warrants in tranches placed between May and July 2005. Of the total $8,602,410 gross proceeds of the financings, approximately $312,000, or 4% of the total monies raised were from related parties, specifically our officers and directors. The terms of investment for the related parties were the same as those offered to non-related investors in these transactions.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table presents information about each of our executive officers and directors:

Name	Age	Position(s)
Louis S. Slaughter*	55	Chairman of the Board, Chief Executive Officer, Treasurer and Assistant Secretary
Douglas G. Lockie+	61	President, Chief Technology Officer and Director
S. Jay Lawrence	38	Vice President of Sales and Marketing
Leighton J. Stephenson	58	Chief Financial Officer and Vice President of Finance and Administration
Don E. Peck	59	Vice President Engineering
Caroline Baldwin Kahl	49	Vice President, Corporate Counsel and Secretary
David A. Buckel +	44	Director
Richard D. Fiorentino #	57	Director
General Merrill A. McPeak *	71	Director

#	Class I Director whose term will expire at the annual meeting of stockholders held in 2008.

+	Class II Director whose term will expire at the annual meeting of stockholders held in 2009.

*	Class III Director whose term will expire at the annual meeting of stockholders held in 2007.

The following is a brief description of the business experience of our executive officers, directors and director nominees for at least the past five years.

Louis S. Slaughter, a co-founder of our company, has served as our chairman of the board of directors and chief executive officer since our company was founded in January 2004. Prior to founding our company, Mr. Slaughter served from June 2001 until September 2003, as the president, chief executive officer and founder of Loea Corporation, (formerly Loea Communications Corporation). From September 2000 until June 2001, Mr. Slaughter provided consulting services to numerous companies, including Trex Enterprises Corporation, the parent company of Loea. From March 1996 until August 2000, he served as the president, chief executive officer and co-founder of True Technology, Inc., a company providing test instrument systems to the medical device industry. From 1989 until 1995, Mr. Slaughter served as president, at different times, of three of Thermo Electron Corporation’s subsidiaries. Thermo Electron is a provider of high-tech instruments, scientific equipment, services and software solutions. Prior thereto, he served as chief financial officer of several subsidiaries of Bechtel Investments, Inc. Mr. Slaughter holds a bachelor of engineering degree in mechanical engineering from the University of New South Wales, Australia and a masters in business administration degree from the Harvard Business School.

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

S. Jay Lawrence, has been employed by GigaBeam since March 20, 2006, and has served as our Vice President of Sales since October 2, 2006. Mr. Lawrence has held other positions with GigaBeam including Vice President of National Sales and Vice President of Government Sales. Prior to joining GigaBeam, Mr. Lawrence served as Executive Director for Loea Corporation. Prior to Loea, Mr. Lawrence was EVP of Mueller Electric. Mr. Lawrence has also held senior positions at Clare Semiconductor and was involved with EXOS, a Boston-based start up that was sold to Microsoft. He holds an Electrical Engineering degree from Boston University.

Leighton J. Stephenson has served as our chief financial officer and vice president of finance and administration since June 2005. For the two years prior to joining us, Mr. Stephenson acted as a financial consultant, including for the financial consulting firms of Jefferson Wells Inc., from March 2005 until June 2005, and Sirius Solutions, from July 2004 to February 2005, where he served as a contract-basis chief financial officer and oversaw various financial projects, such as merger and acquisition due diligence and Sarbanes-Oxley Act compliance evaluations and documentation, for various of the firms’ clients. Prior thereto, Mr. Stephenson served, from September 2000 to April 2003, as chief financial officer and vice president, finance and administration for P-Com, Inc., a worldwide supplier of broadband wireless systems, and, from 1993 to 2000, as chief financial officer, treasurer and secretary of Vallen Corporation, a Texas-based company engaged in the manufacture and distribution of industrial safety products and related services throughout North America. Mr. Stephenson earned a B.S. degree in accounting from Louisiana State University and a masters in business administration degree in finance from Pepperdine University and is a CPA.

Don E. Peck has served as our vice president of engineering since June 2004. Mr. Peck also presently has overall responsibility for our internal production process. Prior thereto, he served as director, RF-micro-millimeter wave engineering and RF manufacturing technologies from January 2001 until May 2004 and director, microwave components from August 1996 until December 2000, of Harris Corporation, an international communications equipment company focused on providing product, system, and service solutions for commercial and government customers. From 1980 until 1996, he held various positions at Watkins-Johnson Company, a company that manufactures semiconductor equipment and wireless communication products. At Watkins-Johnson, Mr. Peck led the team that engineered and then transitioned to production of the AIM-120 AMRAAM missile front end. Mr. Peck received a Bachelor of Science degree in electrical engineering and a Master of Science degree in electrical engineering from the University of Illinois and the degree of electrical engineer (professional degree) from the University of Michigan.

Caroline Baldwin Kahl has served as our vice president, corporate counsel and secretary since November 2004. In April 2003, Ms. Kahl co-founded a privately-held woman-owned enterprise providing engineering, installation and commissioning services to wireline and wireless telecommunications companies which ceased operations and liquidated in late 2005 pursuant to U.S. bankruptcy proceedings. From February 2000 to March 2003, Ms. Kahl served as vice president, general counsel and secretary of P-Com, Inc., a developer and manufacturer of microwave and millimeter wave radios. From August 1994 until February 2000, she served as general counsel with P-Com Network Services, Inc., a wireless telecommunications installation and service company, and its predecessor company, Columbia Spectrum Management, a consulting firm providing wireless engineering and program management services to the personal communications services industry. She practiced law in the Washington, D.C. offices of Bryan Cave, LLP from August 1986 until August 1994. Ms. Kahl received her juris doctorate degree from Catholic University and a Bachelor of Arts degree with high honors from Connecticut College.

David A. Buckel, a certified management accountant, has served as a member of our board of directors since the consummation of our initial public offering in October 2004. He has served as chief financial officer of Internap Network Services Corporation, a company that provides route control technology and offers high-performance IP solutions for business-critical applications, since May 2004 and served as its financial vice president from July 2003 until May 2004. Prior thereto, he served as senior manager and president of AJC Finance and Market Group, a corporate acquisition consulting group, from November 2002 until June 2003. He also served as senior vice president and chief financial officer of Interland, Inc., a web hosting and online services company, from March 2001 until November 2002. Mr. Buckel served as senior vice president and chief financial officer of Applied Theory Corporation, an internet services company, from 1995 until March 2001. He currently serves as a director of Trinity Partners Acquisition Company. Mr. Buckel received his master in business administration degree in finance and operations management from Syracuse University and bachelor of science degree in accounting from Canisius College. Mr. Buckel resigned as a member of the Company’s Board of Directors on March 29, 2007.

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

Other key personnel

Robert A. Sutherland, 52, has served as our director of engineering since January 2004. Mr. Sutherland was a consultant for numerous companies from October 2003 until he joined us. Prior thereto, Mr. Sutherland served as principal engineer for BitBlitz Communications Inc., a semiconductor company building integrated circuits for the fiber-optic market, from September 2002 until October 2003. Mr. Sutherland was a member of the technical staff responsible for the RF portion of a design for tracking services for Wheels of Zeus, Inc., a company developing a wireless network combining global positioning system and wireless technologies, from February 2002 until August 2002. He served as senior systems engineer for Blaze Networks, Inc., a fiber-optic transceiver company specializing in coarse wavelength division multiplexing solutions, from 1999 until February 2002. He co-founded Ashtech, Inc., a company that produced global positioning system equipment, and served as its senior RF engineer. He also served as senior RF engineer for MicroUnity Systems Engineering, Inc., a semiconductor company, and senior RF engineer for Trimble Navigation Ltd., a company that produces global positioning system technology. With an extensive background in signal processing and microwave design, Mr. Sutherland has worked in several fields including coarse wavelength division multiplexer optical transceivers, cable modems, global positioning systems, and electronic warfare. Mr. Sutherland holds three patents in the field of signal processing. Mr. Sutherland received a Bachelor of Science degree in electrical engineering from the University of California at Berkeley.

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

Our Board of Directors has appointed a separately standing audit committee. Messrs. Buckel, Fiorentino and McPeak serve on our audit committee. Our board of directors has determined that Mr. Buckel is the audit committee “financial expert”, as that term is defined in SEC regulations and in NASDAQ marketplace rules, serving on our audit committee. Our board of directors adopted an audit committee charter in the first quarter 2005. All of our audit committee members meet the independence definition under applicable NASDAQ marketplace rules.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and person who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial stockholders were complied with during fiscal 2006. On May 27, 2006 we late filed SEC Form 4’s for Messrs. Buckel, McPeak and Lucchese with respect to common stock options granted January 5, 2006.

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

Item 10. Executive Compensation

The following table provides information summarizing the compensation paid or earned for services rendered in all capacities to us and our subsidiary for the fiscal years ended December 31, 2006 and 2005, by (i) our principal executive officer, (ii) each of our four other most highly compensated executive officers, who were executive officers on December 31, 2006 and whose salary and bonus during 2006 was in excess of $100,000. These executive officers are sometimes referred to in this annual report as “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards (2)	All Other Compensation	Total

Louis S. Slaughter,	2006	$257,435	$37,500	$862,500	$7,056	$1,164,491
Chief Executive Officer	2005	250,000	37,500	-	7,366	294,866

Douglas G. Lockie,	2006	231,475	33,750	862,500	7,517	1,135,242
President, Chief Technical Officer	2005	225,000	33,750	-	8,716	267,466

Don E. Peck,	2006	194,552	27,750	293,250	9,117	524,669
Vice President of Engineering	2005	185,000	13,875	347,204	546	546,625

D. Duane Butler,	2006	197,154	28,500	293,250	9,889	528,793
Vice President of Link Operations	2005	190,000	11,875	-	9,663	211,538

John E. Krzywicki (7),	2006	181,144	12,700	293,250	1,292	488,386
Vice President of Marketing, Strategy and Business Development	2005	74,270	-	377,650	4,385	456,305

 (1) On January 5, 2006, longevity bonuses were awarded to Messrs. Slaughter, Lockie, Peck and Butler in the respective amounts of $37,500, $33,750, $13,875 and $11,875. The Compensation Committee of the Board of Directors, on February 3, 2006, authorized the payment of a one-time discretionary cash bonus performance award for calendar year 2005 to certain employees, including the following executive officers: $37,500 to Mr. Slaughter, $33,750 to Mr. Lockie, $27,750 to Mr. Peck and $28,500 to Mr. Butler and $12,700 to Mr. Krzywicki.

(2) Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 2, Share Based Compensation, of our consolidated financial statements.

The following table sets forth information concerning the outstanding equity awards granted to the Named Executive Officers at December 31, 2006:

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of Securities		Number of Securities
	Underlying Unexercised Options (#)		Underlying Unexercised	Option Exercise	Option
Name	Exercisable	Unexercisable (1)	Unearned Options	Price ($/Sh)	Expiration Date

Louis S. Slaughter	-	100,000 (8)	-	$12.03	6/23/2016
Douglas G. Lockie	-	100,000 (8)	-	12.03	6/23/2016
Don E. Peck	-	-	-	12.03	6/23/2016
	-	38,133 (2)	-	7.15	5/12/2015
	-	28,600 (3)	-	5.05	5/12/2014
	-	34,000 (4)	-	12.03	6/23/2016
D. Duane Butler	-	28,600 (5)	-	5.00	5/12/2014
	-	34,000 (6)	-	12.03	6/19/2016
John E. Krzywicki	-	43,333 (7)	-	6.55	7/12/2015

(1) Closing price of the Company’s common stock on December 31, 2006 of $4.28.

(2) Unexercisable options vest 50% in quarter 2, 2007, 50% in quarter 2, 2008.

(3) Unexercisable options vest in quarter 2, 2007.

(4) Unexercisable options 1/3 each in quarter 2 or 2007, 2008 and 2009.

(5) Unexercisable options vest 50% in quarter 3, 2007, 50% in quarter 2, 2008.

(6) Unexercisable options vest 1/3 each in quarter 2 of 2007, 2008 and 2009.

(7) Unexercisable options vest 50% in quarter 3, 2007, 50% in quarter 3, 2008.

(8) Unexercisable options vest 1/3 each in quater 2 of 2007, 2008 and 2009.

Narrative Disclosure of Summary Compensation Table

Below is a narrative description of the elements of compensation in our Summary Compensation Table.

2004 Stock Option Plan

The purpose of our 2004 Stock Option Plan (“2004 Plan”) is to provide additional incentives to our officers, other key employees, directors and important consultants by encouraging them to invest in shares of our common stock, and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

At December 31, 2006, the aggregate number of shares of our common stock that could be issued under our 2004 Plan was 1,850,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or similar circumstances as determined by the committee administering the 2004 Plan in its sole discretion, the aggregate number and kind of shares which may be issued under our 2004 Plan shall be appropriately adjusted in a manner determined in the sole discretion of the committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2004 Plan. The shares of our common stock subject to options, which have terminated unexercised, either in whole or in part, shall be available for future option grants under our 2004 Plan.

All of our officers and key employees are eligible to receive an option or options under our 2004 Plan. All directors of, and important consultants to us and of any of our present or future parent or subsidiary corporations are also eligible to receive an option or options under our 2004 Plan. The individuals who receive an option or options shall be selected by the committee administering the 2004 Plan, in its sole discretion unless otherwise stipulated in our 2004 Plan. No individual may receive options under our 2004 Plan for more than 80% of the total number of shares of our common stock authorized for issuance under our 2004 Plan.

At the 2006 Annual Meeting of Shareholders held on June 23, 2006, the shareholders ratified an amendment to the 2004 Plan to increase the number of shares of common stock available for issuance under our 2004 Plan from 1,100,000 to 1,850,000, which amendment was approved by the Compensation Committee of the Board of Directors on April 4, 2006.

As of December 31, 2006 options to purchase 1,614,050 shares of common stock were outstanding under the 2004 Stock Option Plan. Accordingly, as of that date the remaining number of shares for which options could be granted were 218,200.

2006 Stock Option Plan

The purpose of our 2006 Stock Option Plan (“2006 Plan”) is to provide additional incentives to our officers, other key employees, directors and important consultants by encouraging them to invest in shares of our common stock, and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

At December 31, 2006, the aggregate number of shares of our common stock that could be issued under our 2006 Plan was 1,500,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or similar circumstances as determined by the committee administering the 2006 Plan in its sole discretion, the aggregate number and kind of shares which may be issued under our 2006 Plan shall be appropriately adjusted in a manner determined in the sole discretion of the committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2006 Plan. The shares of our common stock subject to options, which have terminated unexercised, either in whole or in part, shall be available for future option grants under our 2006 Plan.

All of our officers and key employees are eligible to receive an option or options under our 2006 Plan. All directors of, and important consultants to us and of any of our present or future parent or subsidiary corporations are also eligible to receive an option or options under our 2006 Plan. The individuals who receive an option or options shall be selected by the committee administering the 2006 Plan, in its sole discretion unless otherwise stipulated in our 2006 Plan. No individual may receive options under our 2006 Plan for more than 80% of the total number of shares of our common stock authorized for issuance under our 2006 Plan.

As of December 31, 2006, no options have been granted under the 2006 Plan.

2006 Bonus Plan

On February 3, 2006, the Compensation Committee of the Board of Directors of the Company approved bonus and performance goals for executive officers and certain other Company personnel for 2006 as the 2006 Bonus Plan. The 2006 Bonus Plan provides for payments of cash bonuses to the Company’s executive officers based upon (i) attainment of specified levels of revenue and net operating income/loss to be realized by the Company for the year 2006 and (ii) specified individual performance goals. No bonuses were paid for 2006 as the Company did not achieve a minimum level of $20,000,000 in revenues for the year 2006, nor corresponding projected net operating income/loss levels for the year.

Director Compensation

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
David A. Buckel	$28,500	$153,825	$182,325
Richard D. Fiorentino	19,750	611,445	631,195
General Merrill A. McPeak	26,000	153,825	179,825
Alphonse M. Lucchese (2)	7,250	153,825	161,075

(1) Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 2, Share Based Compensation, of our consolidated financial statements.

(2) Mr. Lucchese resigned from the board of directors in March 2006. The board appointed Mr. Fiorentino to fill his vacancy on the board.

Our directors who are also employees do not receive any additional compensation for their services as directors. During the year ended December 31, 2005, our non-employee directors each received $1,000 for each board of directors meeting attended for their services as directors and were reimbursed for reasonable travel expenses to attend meetings. During 2006, our non-employee directors were entitled to an annual fee of $15,000 payable quarterly in advance. In addition, each non-employee director will receive $1,000 for each board meeting attended in person or committee meeting held separately from a board meeting, and $500 for any telephonic board meeting or committee attended and reimbursement for reasonable travel expenses in attending meetings. The chairmen of the standing board committees are to receive the following additional annual compensation:

Audit Committee	$5,000
Compensation Committee	$2,500
Corporate Governance and Nominating Committee	$1,000

On September 26, 2006, our board of directors approved the deferral and accrual of all compensation for non-employee directors for services as members of the Board or a committee of the Board, effective October 1, 2006. All directors were reimbursed for reasonable expenses incurred in connection with attendance at or telephonic participation in board of director or committee meetings.

In connection with their appointment to the board of directors, Messrs. Buckel, McPeak and Lucchese (who resigned from the board in March, 2006) were each granted stock options to purchase 45,000 shares of our common stock at an exercise price of $5.05 vesting one-third per year over three years, and subject to 100% vesting commencing six months after a change of control as defined in the stock option agreements. On January 5, 2006, the Company granted Messrs. Buckel, Lucchese and McPeak each ten-year stock options to purchase 25,000 shares of our common stock at an exercise price of $8.00, vesting annually over a three-year period.

On March 21, 2006, Mr. Fiorentino, who replaced Mr. Lucchese on the board, was granted options to purchase 30,000 shares of our common stock at an exercise price of $9.55, vesting one third per year over 3 years. Mr. Fiorentino was granted additional options to purchase 45,000 shares of or common stock at an exercise price of $12.03 on June 23, 2006, vesting one third per year over three years.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered during the year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remain available for future issuance
Equity compensation plans approved by security holders (1) (2)	1,614,050	$8.55	218,200
Equity compensation plans not approved by security holders (3)	181,510	$6.20	-
Total	1,795,560		218,200

(1)
At December 31, 2006, under our 2004 stock option plan, there were 316,116 options exercisable to purchase shares of our common stock, there were 1,297,934 options granted but not yet exercisable and 218,200 shares of common stock eligible for grant.

(2)	At December 31, 2006, under our 2006 stock option plan, there were 1,500,000 options eligible for grant; however, none of these options were granted.
(3)
At December 31, 2006, under non-plan options, there were options currently exercisable to purchase 40,006 shares of common stock and options granted but not yet exercisable to purchase 141,504 shares of common stock.  See reference to non-plan options in footnote 1 to our consolidated financial statements.

PRINCIPAL STOCKHOLDERS

The following table presents information regarding beneficial ownership of our common stock as of March 28, 2007 by each of the following persons:

•	each of our directors;

•	each of our Named Executive Officers

•	all of our executive officers and directors, as a group; and

•	each person known by us to beneficially hold five percent or more of our common stock.

Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all securities beneficially owned, subject to community property laws where applicable. The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or convertible notes that are exercisable or convertible within 60 days of March 28, 2007 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder’s percentage ownership. The same securities may be beneficially owned by more than one person.

Percentage ownership of common stock is based on 6,370,676 shares of our common stock outstanding at March 28, 2007. The address for each executive officer and director of the Company is c/o GigaBeam Corporation, 470 Springpark Place, Suite 900, Herndon, Virginia 20170.

BENEFICIAL OWNERSHIP TABLE

Name and Address of Beneficial Owner	Class of	Number of Shares
	Securities	Beneficially		Percent of
	Owned	Owned		Class
Louis S. Slaughter	Common	1,129,286	(1)	17.73%

Douglas G. Lockie	Common	1,089,278	(2)	17.09%

Don E. Peck	Common	89,369	(3)	1.40%

D. Duane Butler	Common	42,900	(4)	*

John E. Krzywicki	Common	89,369	(5)	*

Richard I. Fiorentino	Common	10,000	(6)	*

Merrill A. McPeak	Common	44,333	(7)	*

Ameristock Corp., Wainwright Holdings, Inc. and Nicolas D. Gerber	Common	595,050	(8)	9.34%

Harvey Silverman	Common	520,172	(9)	8.17%

Edward S. Gutman	Common	343,864	(10)	5.40%

All Directors and Executive Officers as a group eleven persons)	Common	2,494,135	(11)	39.15%

* Less than 1%

(1)
Includes 150,000 shares of common stock held by Bittersweet Holdings LLC and 30,000 shares underlying Z warrants. Does not include 100,000 shares underlying options that are not exercisable within 60 days of March 28, 2007. Mr. Slaughter also owns 300 shares of our 10% Series A redeemable preferred stock.

(2)
Includes 7,200 shares underlying Z warrants. Does not include 100,000 shares underlying options that are not exercisable within 60 days of March 28, 2007. Mr. Lockie also owns 72 shares of our 10% Series A redeemable preferred stock.

(3)
Includes 7,500 shares underlying Z warrants and 81,033 shares underlying options that are exercisable within 60 days of March 28, 2007.  Does not include 67,366 shares underlying options that are not exercisable within 60 days of March 23, 2007. Mr. Peck also owns 75 shares of our 10% Series A redeemable preferred stock.

(4)
Represents number of shares issuable upon exercise of options exercisable within 60 days as of March 28, 2007. Does not include 48,300 shares underlying options that are not exercisable within 60 days of March 28, 2007. Mr. Butler’s employment was ended effective January 5, 2007.

(5)
Includes 44,333 shares underlying options that are exercisable within 60 days as March 28, 2007, 7,000 shares underlying IPO warrants and 5,000 shares underlying Z warrants. Does not include 77,333 shares underlying options that are not exercisable within 60 days of March 28, 2007. Mr. Kryzwicki’s employment was ended effective January 5, 2007.

(6)
Represents number of shares issuable upon exercise of options exercisable within 60 days as of March 28, 2007. Does not include 65,000 shares underlying options that are not exercisable within 60 days of March 23, 2007.

(7)
Includes 38,333 shares underlying options that are exercisable within 60 days as March 28, 2007, 5,000 shares underlying IPO warrants and 1,000 shares underlying Z warrants. Does not include 31,667 shares underlying options that are not exercisable within 60 days of March 28, 2007. General McPeak also owns 10 shares of our Series A redeemable preferred stock.

(8)
According to a Schedule 13G filed by Ameristock Corporation, Wainwright Holdings Inc. and Nicholas D. Gerber with the SEC on October 29, 2004, the shares of common stock reported herein as beneficially owned are owned directly by Ameristock Corporation, an investment adviser, for its own account. Because Ameristock Corporation is a wholly-owned subsidiary of Wainwright Holdings, Inc., Wainwright Holdings, Inc. beneficially owns the shares of our common stock that are directly owned by Ameristock Corporation. In addition, because Mr. Gerber is a 42% shareholder of Wainwright Holdings, Inc. (jointly, with his spouse) and may exercise investment power with respect to the shares of our common stock owned by Ameristock Corporation, Mr. Gerber may be deemed to beneficially own the shares of common stock owned by Ameristock Corporation. Mr. Gerber expressly disclaims such beneficial ownership, except to the extent of his indirect pecuniary interest. The address of Ameristock is post office box 6919, Morago, CA 94570. The address of Wainwright Holdings, Inc. is 103 Foulk Road, Suite 202, Wilmington, DE 19803. The address of Nicholas D. Gerber is post office box, Morago, CA 94570. No subsequent 13G amendments have been filed by this shareholder through March 28, 2007.

(9)
According to a Schedule 13G filed by Mr. Silverman with the SEC on March 22, 2005, of the 520,172 shares beneficially owned by him: (i) 116,600 shares are owned by Silverman Partners, LP, a limited partnership of which he is general partner (“SP”); (ii) 189,286 shares are issuable to SP upon exercise of warrants owned by it; (iii) 89,286 shares are issuable to Silverman Partners Class D L.P. (“SPD”), a limited partnership of which Mr. Silverman is general partner, upon the exercise of warrants owned by it; (iv) 62,500 shares are issuable upon conversion of a promissory note owned by SP and (v) 62,500 shares are issuable upon conversion of a promissory note owned by SPD. The business address of Mr. Silverman is c/o Silverman Partners, LP, 888 Seventh Avenue, New York, NY 10106. Although no subsequent 13G updates have been filed by the shareholder through March 28, 2007, the promissory notes held by SP and SPD have been converted to common stock.

(10)
According to a Schedule 13G filed by Mr. Gutman with the SEC on March 22, 2005, of the 343,864 shares owned by him: (i) 20,000 shares are owned by him individually; (ii) 155,714 shares are issuable to him upon exercise of warrants owned by him; (iii) 25,000 shares are issuable upon conversion of promissory notes issued to him; (iv) 1,700 shares are owned by the Gutman Family Foundation (the “Foundation”), of which Mr. Gutman is the President and, as President, he has sole dispositive and voting power over the shares held by the Foundation; (v) 70,914 shares are issuable to the Foundation, upon exercise of warrants owned by it; (vi) 25,000 shares are issuable to the Foundation upon conversion of a promissory note issued to it; (vii) 26,786 shares are issuable to the HRG Trust, a trust for the benefit of Mr. Gutman’s adult children and for which investment decisions are directed by him (“HRG Trust”), upon exercise of warrants and (viii) 18,750 shares are issuable to the HRG Trust upon conversion of a promissory note issued to it by the Company. Mr. Gutman’s address is 888 Seventh Avenue, 17th Floor, New York, NY 10106. Although no subsequent 13G updates have been filed by the shareholder through March 28, 2007, the promissory notes held by Mr. Gutman, the Foundation and HRG Trust have been converted to common stock.

(11)
Includes 50,700 shares underlying Z warrants, 12,000 shares underlying IPO warrants and 287,266 shares that are issuable upon the exercise of options that are exercisable within 60 days of March 28, 2007. Does not include 666,334 shares underlying options that are not exercisable within 60 days of March 28, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

In connection with our May through July 2005 private placement of Series A preferred stock and class Z warrants, Mr. Slaughter purchased 300 shares and 30,000 warrants for $211,500 in June 2005, and, in July 2005, Mr. Lockie purchased 72 shares and 7,200 warrants for $50,760, Don E. Peck, our vice president of engineering, purchased 75 shares and 7,500 warrants for $52,875, and General McPeak, one of our directors, purchased 10 shares and 1,000 warrants for $7,050.

Director Independence

Board of Directors

Except for Messrs. Slaughter and Lockie, all of the members of our Board of Directors have been deemed by our Board of Directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market.

Committee Members

We have standing audit, compensation and nominating committees.

Audit Committee. The members of the audit committee are presently Mr. Fiorentino and General McPeak. With the resignation of Mr. Buckel as Chairperson of the audit committee on March 29, 2007, the board of directors is seeking a replacement for this position.

Compensation Committee. The members of the compensation committee are presently Mr. Fiorentino and General McPeak. General McPeak is the chairperson of our compensation committee.

Nominating and Corporate Governance Committee. The members of the nominating and corporate governance committee are presently Mr. Fiorentino and General McPeak. Mr. Fiorentino is the chairperson of our nominating and corporate governance committee.

Item 13. Exhibits

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(2)	Amended and Restated Certificate of Incorporation of GigaBeam Corporation.

3.2	(2)	Amended and Restated Bylaws of GigaBeam Corporation.

3.3	(6)	Certificate of Designation of the 10% Series A Redeemable Preferred Stock of GigaBeam Corporation.

3.4	(11)	Certificate of Designation of the Series B Convertible Preferred Stock of GigaBeam Corporation.

3.5	(13)	Certificate of Designation of the Series C Convertible Preferred Stock of GigaBeam Corporation

4.1	(1)	Purchase Option granted to HCFP/Brenner Securities LLC on October 13, 2004.

4.2	(7)	Purchase Option granted to HCFP/Brenner Securities LLC on January 28, 2005.

4.3	(6)	Form of Common Stock Warrants issued to investors in the Company’s 10% Series A Preferred Stock and Warrant offering.

4.4	(15)	Purchase Option granted to HCFP/Brenner Securities LLC on November 7, 2005.

4.5	(15)	Purchase Option granted to HCFP/Brenner Securities LLC on November 7, 2005.

10.1	(4)+	GigaBeam Corporation 2004 Stock Option Plan, as amended.

10.2	(2)+	Employment Agreement by and between GigaBeam Corporation and Louis S. Slaughter dated as of July 12, 2004.

10.3	(2)+	Employment Agreement by and between GigaBeam Corporation and Douglas Lockie dated as of July 12, 2004.

10.4	(2)+	Employment Agreement by and between GigaBeam Corporation and Thomas P. Wetmore dated as of July 12, 2004.

10.5	(2)+	Employment Letter by and between GigaBeam Corporation and Don E. Peck dated as of May 5, 2004.

10.6	(2)*	Strategic Alliance Agreement between Sophia Wireless, Inc. and GigaBeam Corporation dated February 6, 2004, as amended on April 22, 2004.

10.7	(2)*	Strategic Alliance Agreement between ThinKom Solutions, Inc. and GigaBeam Corporation dated January 5, 2004, as amended on April 28, 2004.

10.8	(1)	Merger, Acquisition and Other Business Arrangement Agreement dated October 19, 2004 by and between GigaBeam Corporation and HCFP/Brenner Securities LLC.

10.9	(2)	Second Amendment to the Strategic Alliance Agreement dated as of July 31, 2004 between GigaBeam Corporation and ThinKom Solutions, Inc.

10.10	(1)*	Amended and Restated Strategic Alliance Agreement dated December 10, 2004 between Sophia Wireless, Inc. and GigaBeam Corporation.

10.11	(3)	Employment Offer between the GigaBeam Corporation and Caroline Kahl, Esq.

10.12	(1)	Deed & Industrial Lease dated November 15, 2004 between the GigaBeam Corporation and CalEast Industrial Investors, LLC.

10.13	(1)	Sublease Agreement dated November 15, 2004 between GigaBeam Corporation and Lincoln Electric Company.

10.14	(5)	Securities Purchase Agreement dated as of January 28, 2005 by and among GigaBeam Corporation, HCFP/Brenner Securities LLC and the investors listed therein.

Exhibit Number	Exhibit Title
10.15	(5)	Form of 8% Senior Convertible Note of GigaBeam Corporation due 2011.

10.16	(5)
General Security Agreement dated as of January 28, 2005 by and between GigaBeam Corporation and the collateral agent for the ratable benefit of the holders of the 8% Senior Convertible Notes of GigaBeam Corporation.

10.17	(5)
Stock Pledge Agreement dated as of January 28, 2005 by and among Louis S. Slaughter, Douglas Lockie and the collateral agent for the ratable benefit of the holders of the 8% Senior Convertible Notes of GigaBeam Corporation.

10.18	(1)	Financial Advisory Agreement dated October 13, 2004 by and between GigaBeam Corporation and HCFP/Brenner Securities LLC.

10.18	(2)	Form of Private Warrant Certificate for warrants issued to investors in May - June 2005 private placements of preferred stock and warrants.

10.18	(3)	Form of Private Warrant Certificate for warrants issued to investors in offshore placement of common stock and warrants in June and July 2005.

10.18	(6)	Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company.

10.18	(5)	Amendment dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and the Company.

10.18	(6)	Form of Subscription/Registration Rights Agreement between GigaBeam Corporation and each holder of the 10% Series A Redeemable Preferred Stock of GigaBeam Corporation.

10.19	(7)	Form of Consulting Agreement dated June 1, 2005 by and between GigaBeam Corporation and RTEM LLC.

10.20	(7)+	Offer Letter by and between GigaBeam Corporation and John Krzywicki dated July 8, 2005.

10.21	(8)+	Compensation terms for Leighton Stephenson.

10.22	(9)	Development Agreement for Proprietary Expitaxial DHBT Structure Compatible with VIP 2 InP IC Processing between GigaBeam Corporation and Vitesse Semiconductor Corporation dated August 8, 2005.

10.23	(10)*	Agreement dated September 29, 2005 between GigaBeam Corporation and AIXTEK Inc. for the purchase and sale of communication links.

10.24	(11)	Form of Securities Purchase Agreement dated November 7, 2005 by and among GigaBeam Corporation and each of the Purchasers signatory thereto.

10.25	(11)	Form of Common Stock Warrant issued to investors with the Company’s Series B convertible preferred stock and warrant offering.

10.26	(12)	Third Amendment to the Strategic Alliance Agreement by and between GigaBeam Corporation and ThinKom Solutions, Inc. dated December 29, 2005.

10.27	(14)*	Agreement for Purchase and Sale of GigaBeam WiFiber™ Links between GigaBeam Corporation and Empire Telecom Solutions, Inc. dated February 1, 2006.

10.28	(14)+	Terms of 2006 Executive Bonus Plan

10.29	(16)	GigaBeam Corporation 2006 Stock Option Plan

10.30	(13)	Form of Securities Purchase Agreement dated August 21, 2005 by and among GigaBeam Corporation and each of the Purchasers signatory thereto.

10.31	(17)+	Amendment to Employment Letter dated May 5, 2005 by and between GigaBeam Corporation and Don E. Peck effective as September 26, 2006

Exhibit Number	Exhibit Title
10.32	(17)+	Amendment to Employment Agreement by and between GigaBeam Corporation and Louis S. Slaughter effective as of September 26, 2006

10.33	(17)+	Amendment to Employment Agreement by and between GigaBeam Corporation and Douglas G. Lockie effective as of September 26, 2006.

10.34	(11)	Form of Registration Rights Agreement dated November 7, 2005 by and among GigaBeam Corporation and each of the Purchasers signatory thereto.

10.35	(13)	Form of Registration Rights Agreement dated August 21, 2006 by and among GigaBeam Corporation and each of the Purchasers signatory thereto.

10.36	(7)	Warrant Agreement (class B) dated October 19, 2004 between Continental Stock Transfer & Trust Company and GigaBeam Corporation.

10.37	(7)	Warrant Agreement (class Z) dated January 28, 2005 between Continental Stock Transfer & Trust Company and GigaBeam Corporation.

10.38	(7)	Amendment No.1 dated May 5, 2005 to Warrant Agreement dated January 28, 2005 between Continental Stock Transfer & Trust Company and GigaBeam Corporation.

10.39	**	Agreement of Purchase and Sale by and between GigaBeam Corporation and Ministry of The Interior, Kingdom of Bahrain.

21	(1)	Subsidiary of the Registrant.

23.1		Consent of BDO Seidman, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the applicable exhibit filed with our Annual Report on Form 10-KSB filed with the SEC on April 15, 2005.

(2)	Incorporated by reference to the applicable exhibit filed with our registration statement on Form SB-2 (SEC File No. 333- 116020).

(3)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated November 21, 2004 filed with the SEC on November 26, 2004.

(4)	Incorporated by reference to Appendix B of our definitive proxy statement on Schedule 14A filed with the SEC on May 30, 2006.

(5)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated January 28, 2005 filed with the SEC on February 3, 2005.

(6)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated May 6, 2005 filed with the SEC on May 12, 2005.

(7)	Incorporated by reference to the applicable exhibit filed with our registration statement on Form SB-2 (SEC File No. 333-124662).

(8)	Incorporated by reference to the applicable exhibit filed with our Quarterly Report on Form 10-QSB for the period ending June 30, 2005 filed with the SEC on August 17, 2005.

(9)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated August 8, 2005, filed with the SEC on August 12, 2005.

(10)	Incorporated by reference to the applicable exhibit filed with our Quarterly Report on Form 10-QSB for the period ending September 30, 2005, filed with the SEC on November 11, 2005.

(11)	Incorporated by reference to applicable exhibit filed with our current report on Form 8-K for the event dated November 4, 2005, filed with the SEC on November 8, 2005.

(12)	Incorporated by reference to the applicable exhibit filed with our current Report on Form 8-K for the event dated December 29, 2005, filed with the SEC on January 5, 2006.

(13)	Incorporated by reference to the applicable exhibit filed with our Current Report of Form 8-K/A for the event dated August 21, 2006, filed with the SEC on August 22, 2006.

(14)	Incorporated by reference to the applicable exhibit filed with out Annual Report on Form 10-KSB filed with the SEC on April [3], 2006.

(15)	Incorporated by reference to the applicable exhibit filed with our registration statement on Form SB-2 (SEC File No. 333-130180).

(16)+	Incorporated by reference to Appendix C of our definitive proxy statement on Schedule 14A filed with the SEC on May 30, 2006.

(17)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated September 26, 2006, filed with the SEC on October 2, 2006.

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

**	Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the SEC.

Item 14. Principal Accountant Fees and Services

BDO Seidman, LLP are our independent registered public accounting firm who reported on our financial statements for the fiscal years ended December 31, 2005 and 2006.

The aggregate fees billed by our independent auditor for the fiscal years ended December 31, 2005 and 2006 are set forth below.

	2005	2006
Audit Fees (1)	$316,941	$272,149
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$316,941	$272,148

(1) Includes services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in our Forms 10-QSB for 2006 and 2005 and our Registration Statements on Form SB-2.

Our Audit Committee is responsible for pre-approving all auditing services and permissible non-audit services provided by our outside auditor, and all of the above fees were approved by the Audit Committee.

GigaBeam Corporation

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGABEAM CORPORATION

By:	/s/
Louis S. Slaughter, Chairman of the Board and Chief Executive Officer

April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities noted and on the dates indicated.

Signature	Title	Date

/s/	Chairman of the Board, Chief Executive Officer,	April 17, 2007
Louis S. Slaughter	Treasurer and Assistant Secretary
(Principal Executive Officer)

/s/	Director, President, Chief Technology Officer	April 17, 2007
Douglas G. Lockie

/s/	Chief Financial Officer and Vice President of	April 17, 2007
Leighton J. Stephenson	Finance and Administration (Principal
Financial and Accounting Officer)

/s/	Director	April 17, 2007
Richard I. Fiorentino

/s/	Director	April 17, 2007
General Merrill A. McPeak