Form 10QSB
period 2007-03-31
GIGABEAM CORP
filed 2007-05-21
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the issuer’s Common Stock outstanding on May 10, 2007 was 6,549,048.

Transitional Small Business Disclosure Format (check one): Yes   ☐     No   ☒

GigaBeam Corporation
Form 10-QSB
For the Quarter Ended March 31, 2007

Part I - Financial Information, Item 1 - Financial Statements

 GigaBeam Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,683	$653,734
Accounts receivable, net of allowance of $724,012 and $533,761 at March 31, 2007 and December 31, 2006, respectively	244,954	807,500
Inventories	7,692,281	7,621,574
Prepaid expenses and other current assets	214,978	568,711
Total current assets	8,161,896	9,651,519

Property and equipment, net	1,794,153	1,986,735
Other assets	440,074	445,630
Debt issuance costs	75,079	181,976
Total assets	$10,471,202	$12,265,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,441,418	$1,891,077
Accrued liabilities	1,456,526	1,416,716
Current portion of capital lease obligations	29,530	29,125
Convertible notes payable, net of discount	91,364
Notes payable, related party	65,000	-
Total current liabilities	4,083,838	3,336,918

Capital lease obligations, non-current	33,602	41,159
Convertible notes payable, net of discount	-	1,051,036
Total liabilities	4,117,440	4,429,113

Stockholders’ equity:
Series A redeemable preferred stock, $.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at March 31, 2007 and December 31, 2006	11	11

Series B convertible preferred stock, $.001 par value; 20,000 shares authorized; 15,100 shares issued and outstanding at March 31, 2007 and December 31, 2006	15	15

Series C convertible preferred stock, $.001 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	10	10

Common stock, $.001 par value, 40,000,000 shares authorized; 6,370,676 and 6,099,279 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,371	6,099
Additional paid in capital	52,504,327	50,876,530
Accumulated deficit	(46,156,972	(43,045,918)
Total stockholders’ equity	6,353,762	7,836,747
Total liabilities and stockholders’ equity	$10,471,202	$12,265,860

See notes to consolidated financial statements.

GigaBeam Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net sales	$284,142	$1,658,541
Cost of sales	162,092	1,485,634
Gross margin	122,050	172,907

Operating expenses:
Research and development	673,483	1,341,682
General and administrative	1,202,545	1,533,543
Selling and marketing	522,740	1,174,820
Service, install and link operations	363,867	668,193

Total operating expenses	2,762,635	4,718,238

Operating loss	(2,640,585)	(4,545,331)

Other income (expense):
Interest income	1,778	93,833
Interest expense	(435,550)	(329,366)
Loss on disposal of assets	(36,697)	-

Loss before provision for income taxes	(3,111,054)	(4,780,864)

Provision for income taxes	-	-

Net loss	$(3,111,054)	$(4,780,864)

Series B convertible preferred stock dividend	(298,000)	(231,034)
Series C convertible preferred stock dividend	(184,000)	-
Increasing rate preferred stock non-cash dividends	(352,768)	-
Net loss allocated to common shareholders	$(3,945,822)	$(5,011,898)

Basic and diluted loss per share	$(.63)	$(.99)
Basic and diluted weighted average shares outstanding	6,283,160	5,087,277

See accompanying Notes to Consolidated Financial Statements

 GigaBeam Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,111,054)	$(4,780,864)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	410,025	278,232
Provision for doubtful accounts	190,246	15,860
Increase in inventory provision for obsolescence	50,000	492,054
Warranty costs	(35,723)	102,000
Depreciation and amortization	158,134	115,855
Non-cash compensation expenses	365,269	608,014
Changes in operating assets and liabilities:
Accounts receivable	372,300	(780,718)
Inventories	(120,707)	(899,952)
Prepaid expenses and other current assets	406,282	62,849
Deposits	(34,494)	(17,240)
Accounts payable	550,341	(378,909)
Accrued liabilities	60,785	(414,492)
Net cash used in operating activities	(738,596)	(5,597,311)

Cash flows from investing activities:
Non-cash loss on asset disposition	36,697	-
Purchases of property and equipment	-	(233,245)
Acquisition of patents & intangibles	-	(24,075)
Net cash provided by (used in) investing activities	36,697	(257,320)

Cash flows from financing activities:
Repayments of capital lease obligations	(7,152)	(82,889)
Proceeds from note payable to related party	65,000	-
Exercise of common stock warrants	-	172,820
Exercise of common stock options	-	20,000
Proceeds from warrant holders in advance of issuance of shares of common stock	-	389,173
Series B convertible preferred stock dividend paid	-	(231,034)
Net cash provided by financing activities	57,848	268,070

Net decrease in cash and cash equivalents	(644,051)	(5,586,561)
Cash and cash equivalents at beginning of period	653,734	12,726,986
Cash and cash equivalents at end of period	$9,683	$7,140,425

See notes to consolidated financial statements.

GigaBeam Corporation Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Supplemental disclosures for cash flow information:
Interest Paid	$1,869	$52,424
Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$1,262,800	$103,667
Conversion of Series B convertible preferred stock into shares of common stock	$-	$144
Fair value adjustment of options granted	$(74,309)	$199,886
Fair value of warrants issued with common stock	$188,441	$-
Stock issued for Series B and Series C convertible preferred stock dividend	$482,000	-
Non-cash increasing rate preferred stock dividend	$352,768	-

See notes to consolidated financial statements.

GigaBeam Corporation
Notes to Consolidated Financial Statements (Unaudited)

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

GigaBeam Corporation and its subsidiary, GigaBeam Service Corporation (referred to as the “Company,” “us,” “our,” “we” or similar pronouns) designs, develops, markets, sells, leases, installs and services advanced point-to-point wireless communication solutions for commercial and government customers. Our communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber®.” Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability.

Our WiFiber product line is fast, reliable, cost effective and can be rapidly installed or moved. Our solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both wireless fiber (“WiFi”) and worldwide interoperability for microwave access (“WIMAX”).

Basis of Presentation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, GigaBeam Services Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and one of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent Form 10-KSB for the year ended December 31, 2006. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

The following table summarized the number of our significant customers for the three months ended March 31, 2007, and 2006 each of who accounted for more than 10% of our revenues, along with the percentage of revenues they individually represent.
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Number of significant customers	4	4
Percentage of net sales	38%, 29%, 16%, 11%	32%, 12%, 11%, 11%

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

Inventories include the following:
	March 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Raw material	$4,860,177	$4,765,145
Finished goods	3,815,658	3,789,983
	8,675,835	8,555,128
Less provision for obsolescence	(983,554)	(933,554)
	$7,692,281	$7,621,574

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

Intangibles

Intangible assets consist primarily of patents and trademarks. The Company has adopted the guidelines for accounting for these assets as set forth in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the requirements as set out in SFAS 142, the Company amortizes the costs of acquired patents purchased over their remaining legal lives. Costs for current patent applications based on internally developed processes, primarily legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on initial patent life granted or evaluated for impairment periodically by the Company’s management. At March 31, 2007, patent application costs of $241,002 were included in other assets, compared to $241,002 at December 31, 2006. For the three months ended March 31, 2007 amortization expense totaled $2,896, compared to $3,691 for the three months ended March 31, 2006.

At March 31, 2007 and December 31, 2006 total intangible assets of $350,252 and $352,502, respectively, were included in non-current Other Assets.

Impairment of Long-Lived Assets

SFAS No.144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of” addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company reviews its long-lived assets, other than goodwill, for impairment wherever events or circumstances indicate the carrying value of such assets may not be recoverable through the estimated discounted future cash flows from the use of these assets. Considerable judgment is required to estimate the appropriate discounting of future cash flows, if such comparisons can be reasonably ascertained. Factors that could indicate an impairment may exist include significant under performance relative to long-term projections, strategic changes in business strategy on significant negative economic trends in an industry. When and if such impairment exists, the related assets are written down to fair value. At March 31, 2007, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying value of long-lived assets. There can be no assurance, however, that market conditions will not change on demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Accrued Liabilities

Accrued liabilities include the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Estimated contract based costs	$225,000	$500,000
Accrued interest payable	195,573	171,221
Accrued payroll and benefits	587,104	466,751
Accrued warranty costs	198,000	233,723
Other	250,849	45,021
	$1,456,526	$1,416,716

During the three months ended March 31, 2007 and 2006 warranty costs of $(35,723) and $102,000, respectively, were expensed to cost of sales.

Other Assets

Other assets consist of deposits, intangible assets (patents and related trademarks) at amortized value.

Revenue Recognition

Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exits, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple Delivery Revenue Arrangements.”

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

Product Warranties

The Company has established an accrual for warranty work associated with its link sale. Such warranty accrual is recognized as a component of cost of sales. The Company’s standard warranty has been established generally for a period of 12 months from the date of installation if the customer utilizes the Company’s personnel or any of its approved installer group to install the product; otherwise it is 12 months from the date of shipment. The warranty accrual at present represents the best estimate of the cost to settle existing and future claims on products sold and currently under warranty as of the balance sheet date. The Company has little historical trend of shipment levels return rates and repair costs related to shipment levels. As the number of product sales increase, we will accumulate information on returns and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrual could differ materially from what will actually transpire in the future.

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

Number of Shares
Notes convertible into common stock	67,500
Options to purchase common stock	1,439,195
Warrants to purchase common stock	6,228,176
Shares underlying Series B convertible preferred stock	2,475,412
Shares underlying Series C convertible preferred stock	1,639,344

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance, if, in management’s judgment; it is more likely than not that the deferred tax asset will not be realized.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $435,968 in the three months ended March 31, 2007, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption of SFAS 123R was to reduce basic and diluted earnings per share by $0.07 in the three months ended March 31, 2007. The Company recorded charges of $404,519 in the three months ended March 31, 2006, representing the effect on income from continuing operations, income before income taxes, and net income. The impact of the adoption SFAS 123R was to reduce basic and diluted earnings per share by $0.08 in the three months ended March 31, 2006.

No stock options were granted by the Company to employees and directors during the three months ended March 31, 2007. Compensation expense recognized during the three months ended March 31, 2007 amounted to $435,968. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company granted 196,500 options to employees and directors during the three months ended March 31, 2006 with exercise prices ranging from $8.00 per share to $9.50 per share. Compensation expense recognized during the three months ended March 31, 2006 amount to $404,519. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.

A summary of employee options activity under our plans as of March 31, 2007 and changes during the three-month period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	1,444,355	$8.71
Granted during the period	0	-
Exercised during the period	0	-
Expired during the period	(401,300)	-
Outstanding, March 31, 2007	1,043,055	$8.64	8.62	$8,707,268
Exercisable, March 31, 2007	306,854	$6.05	5.33	$1,636,907

The closing market value of the Company’s common stock as of March 31, 2007 was $3.17 per share.

The fair value of each option award during the three months ended March 31, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

March 31, 2007
Expected volatility	101%
Weighted-average volatility	113%
Expected dividends	0.0%
Expected term (in years)	6-7 years
Risk-free rate	4.60-5.23%

Earning (Loss) per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares actually outstanding during the period. Diluted EPS reflects the potential dilution from potentially dilution securities, except where inclusion of such securities would have an anti-dilution effect, using the average stock price during the period in the computation.

Options to purchase 1,439,195 shares of the Company’s common stock were outstanding during the three month period ended March 31, 2007, but were not included in the computation of diluted EPS, as the effect would be anti-dilutive options to purchase 1,165,810 shares of the Company’s common stock were outstanding during the three month period ended March 31, 2006, but were not included in the computation of diluted EPS, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement asset recognition, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained based solely upon its technical merits. If the recognition standards are not satisfied, then no benefit from the tax benefit can be recorded for financial statement purposes. If the standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority. FIN 48 is effective for the Company January 1, 2007. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and 2005 are subject to examination by the U.S. tax authorities due to the carry forward of unutilized net operating losses.

The adoption of FIN 48 did not have a material impact on the financial condition, results of operations or cash flows. At January 1, 2007, the Company had US net operating loss (“NOL”) carry forwards of approximately $33 million. At January 1, 2007, the Company had a net deferred tax asset of approximately $16,469,141 related to these NOLs. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the US NOL carry forwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL carry forwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carry forwards before utilization. Any carry forwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact the Company’s effective tax rate.

In September 2006 the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (2008 for the Company).

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

In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statement. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the quality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has analyzed SAB 108 and determined that it will have no impact on its reported financial position, results of operations, or cash flows.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

3. Going Concern Consideration

The Company’s financial statements have been presented on the basis that they are a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2006 and 2005 and through March 31, 2007, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors.

At March 31, 2007, we had cash and cash equivalents of $9,683. Our net working capital (current assets less current liabilities) as of March 31, 2007 was $4,078,058. Our accounts payable liabilities were $2,441,418 at March 31, 2007. Management believes we will continue to incur net losses from operating activities through at least December 31, 2007.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. Our independent auditors issued a going concern qualification in their report on our financial statements included with the Company’s December 31, 2006 Form 10-KSB.

To date, we have supported our operations by: 1) selling our products and related services, 2) raising additional operating cash through the private sale of our redeemable preferred and convertible preferred stock, 3) selling convertible debt in a private sale, 4) issuing common stock shares upon conversion of common stock warrants issued at the time of our IPO and 5) issuing notes to existing investors.

These steps have provided us with the cash flows to continue our business through the date of this report, but have not resulted in significant improvement in our financial position. The following efforts have been undertaken or are in process as part of our efforts to secure suitable financings, improve working capital and increase cash flows with the objective to improve our long-term financial viability:

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons.

-
With the agreement of our landlord, and with no further lease payment obligations, we closed our Lewisville, Texas location in early January, 2007 and combined these operations into our Durham, N.C. facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, we are requiring substantial money in advance of shipment of links.

-
On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, we paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067, and $314,781, respectively, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above. In January, 2007, to conserve cash, we requested a waiver from the Series B stockholders to receive their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series B preferred stockholders agreed to the waiver except one, who elected a cash dividend. Consequently, in January 2007, we issued 70,203 shares of our common stock and agreed to pay the non-waiving stockholder $4,000 in cash. Subsequently, the non-waiving shareholder agreed to take the dividend in shares as well. We issued a total of 941 shares of our common stock to this shareholder in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006.

-	In January 2007, in order to conserve cash, we requested a waiver from the Series C preferred stockholders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series C preferred stockholders agreed to the waiver except two, who elected a cash dividend. Consequently, in January 2007, we issued 43,344 shares of our common stock and agreed to pay the non-waiving stockholders $16,000 in cash. Subsequently, the non-waiving shareholders agreed to take the dividend in shares as well. We issued a total of 3,771 shares of our common stock to these shareholders in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAP for the 20 consecutive trading days ending December 29, 2006. In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

-
In April, 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, we offered to the holders of the Series B and Series C stock a number of our common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the April 2007 dividend. All of the Series B and Series C shareholders agree to the waiver and payment in shares. Consequently, in May 2007, we issued 173,660 shares of our common stock. The common stock shares were valued at $2.8907 (90% of the VWAP for the 20 consecutive trading days ending March 30, 2007), and common stock purchase warrants equal to 50% of the number of common stock shares issued as payment for the April 2007 dividends.

-	On April 17, 2007, we received proceeds of $500,000 under a note payable as part of a $1 million financing commitment from an existing investor.

-
Reducing cash operating expenses to levels that are in line with current revenues. We may seek reductions in certain operations expenses through the issuance of additional common shares of our stock in lieu of cash payments to key vendors. We have no assurance that we will enter into any such arrangements with any of our vendors.

These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that our current financial position can be improved, that we can raise additional working capital or that we can achieve positive cash flows from operations. Our short and long-term viability as a going concern is dependent upon the following:

-	Our ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

-	Our ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

4. Convertible notes payable:

Convertible notes payable consist of the following:

	March 31,	December 31,
	2007	2006

8% senior notes payable	$540,000	$1,802,800
Less unamortized discount	(258,068)	(433,170)
Less unamortized beneficial conversion feature	(190,568)	(318,594)
	$91,364	$1,051,036

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

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months ended March 31, 2007 and 2006, the Company recorded amortization of $281,998 and $106,511, respectively.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the notes until the stated redemption date, January 28, 2008. During the three months ended March 31, 2007 and 2006, the Company recorded interest expense of $128,026 and $73,521, respectively, related to the amortization of the beneficial conversion feature. The unamortized balance of $190,568 and $318,594 has been recorded as a reduction to convertible notes payable at March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007 note holders exercised conversion rights with respect to $1,262,800 in face value of notes to shares of common stock. During the year ended December 31, 2006, note holders exercised conversion rights with respect to $540,867in face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired or reduced in face value.

The carrying values as of March 31, 2007 and December 31, 2006 of $91,364 and $1,051,036 respectively, are comprised of the aggregate principal amount outstanding, net of unamortized discount and the net unamortized beneficial conversion feature. The net decrease in the carrying value at March 31, 2007 is due to conversion of $1,262,800 principal amount of the notes to common stock shares during the quarter, and is offset by the amortization of the debt discount and beneficial conversation feature during the quarter.

At March 31, 2007 and December 31, 2006, the Company estimated the fair value of the Notes to be equal to their face value of $540,000 and $1,802,000, respectively.

As of May 8, 2007 we had not paid a total of $34,404 that was due and payable in cash to note holders as of the January 31, 2007 interest payment due date.

5. Capital Leases

The Company entered into various capital leases for test equipment. As of March 31, 2007, the future minimum payments under leases are as follows:

Year ended December 31,
2007	$24,747
2008	20,908
2009	9,744
2010	9,744
2011	6,498
Total payment obligation	71,641
Less amount representing interest	(8,509)

Present value of net minimum obligation	63,132
Less current portion	(29,530)
Non current portion	$33,602

6. Income Taxes

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U. S. Federal and state net operating loss carry forwards of approximately $33,683,000 at December 31, 2006 to reduce future federal income taxes, if any. As of March 31, 2007, the Company has fully reserved for these net operating loss carry forwards. These carry forwards expire beginning in 2024 and are subject to review and possible adjustment by the Internal Revenue Service.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement asset recognition, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained based solely upon its technical merits. If the recognition standards are not satisfied, then no benefit from the tax benefit can be recorded for financial statement purposes. If the standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority. FIN 48 is effective for the Company January 1, 2007. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2004 and 2005 are subject to examination by the U.S. tax authorities due to the carry forward of unutilized net operating losses.

The adoption of FIN 48 did not have a material impact on the financial condition, results of operations or cash flows. At January 1, 2007, the Company had US net operating loss (“NOL”) carry forwards of approximately $33 million. At January 1, 2007, the Company had a net deferred tax asset of approximately $16,469,141 related to these NOLs. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the US NOL carry forwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL carry forwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carry forwards before utilization. Any carry forwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact the Company’s effective tax rate.

7. Equity Issues- Preferred Stock

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

On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, we paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067, and $314,781, respectively, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above. In January, 2007, to conserve cash, we requested a waiver from the Series B stockholders to receive their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series B preferred stockholders agreed to the waiver except one, who elected a cash dividend. Consequently, in January 2007, we issued 70,203 shares of our common stock and agreed to pay the non-waiving shareholder $4,000 in cash. Subsequently, the non-waiving shareholder agreed to take the dividend in shares as well. In April 2007, we issued a total of 941 shares of our common stock to this shareholder in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006. In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 stock dividend. We issued, with the dividend shares, a total of 35,572 common stock warrants to the Series B shareholders at an exercise price of $6.39 per share. We have treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, we have calculated the fair value of the warrants issued, and included the fair value in the equity section of our balance sheet as March 31, 2007.

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

Under terms of the Series C stock, so long as any shares of the Series C stock remain outstanding, we are prohibited from paying dividends on our common stock or other designated junior securities, other than dividend payments in the ordinary course under our Series A stock and Series B stock provided we are current in our obligations under our Series C stock, and that the terms of our Series A stock have not been amended since November 7, 2005.

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

On October 2, 2006 we paid the quarterly dividend to holders of Series C stock in cash, amounting to $91,111, since the 20 trading days average trading volume in our stock did not exceed the threshold 20,000 share figure noted above. In January 2007, in order to conserve cash, we requested a waiver from the Series C preferred stockholders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series C preferred stockholders agreed to the waiver except two, who elected a cash dividend. Consequently, in January 2007, we issued 43,344 shares of our common stock and agreed to pay the non-waiving shareholders $16,000 in cash. Subsequently, the non-waiving stockholders agreed to take the dividend in shares as well. In April 2007, we issued a total of 3,771 shares of our common stock to these stockholders in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAP for the 20 consecutive trading days ending December 29, 2006. In addition, in consideration for agreeing to the waiver we agreed to issue a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend. We issued, with the dividend shares, a total of 23,558 common stock warrants to the Series C stockholders at an exercise price of $6.39 per share. We have treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, we have calculated the fair value of the warrants issued, and included the fair value in the equity section of our balance sheet at March 31, 2007.

In April, 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend for the quarter ended March 31, 2007 in shares of our common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, we offered to the holders of the Series B and Series C stock a number of our common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the April 2007 dividend.

All of the Series B and Series C stockholders agreed to the waiver and to payment of the dividends in shares. Consequently, in April, 2007, we issued 104,473 shares of our common stock to the Series B stockholders and 69,187 shares to the Series C stockholders. The shares of common stock were valued at $2.8907 (90% of the VWAP for the 20 consecutive trading days ending March 30, 2007), and issued common stock purchase warrants to such stocksholders equal to 50% of the number of common stock shares issued in payment for the April 2007 dividends.

8. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non cancelable operating leases.

Future minimum lease payments under these operating leases are as follows:

2007	$643,167
2008	285,459
2009	137,761
2010	117,656
$1,184,043

Rental expense for operating leases was $309,864 and $125,942 through three months ended March 31, 2007 and 2006, respectively. The amounts for the first quarter of 2007 include an accrual for the total accelerated amount claimed by the Waltham, MA facility landlord under our lease agreement of $137,135 per a judgment lien in Massachusetts.

On October 13, 2004, our employment agreements with Messrs. Slaughter and Lockie became effective. Our employment agreement with Mr. Peck commenced in May 2004. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Messrs. Slaughter, Lockie, and Peck are entitled to receive annual base salaries of $250,000, $225,000 and $194,250, respectively, effective January 1, 2006. These agreements were amended effective September 26, 2006, to reduce these officers’ salary levels to $125,000, $112,500 and $145,687, respectively. These annual base salaries will be reviewed annually and may be increased by the board of directors or compensation committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that we may establish from time to time.

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

As of May 18, 2007, the Company and ThinKom Solutions, Inc. have agreed to terminate the 2004 strategic supply agreement, as amended, between the companies, with the agreement that no further obligations are owed by either party.

9. Subsequent Events

The Company issued on April 17, 2007 a 14% secured promissory note in the principal amount of $500,000 to an existing investor. The principal purpose for the note issuance and related funding is to fund short term working capital needs of the Company. The note is secured by the personal pledge of the Company’s common stock shares owned by each of the Company’s Chief Executive Officer and its President. The principal and related accrual interest is due upon the earlier of (1) written demand to the demand of the Company by the lender, or (2) December 31, 2007 or such later date as agreed to in writing by the lender. The lender maintain certain rights to convert the note amount plus any accrued interest into securities that might be issued subsequently by the Company in future equity or debt financings.

On May 10, 2007, an aggregate of 173,660 shares of common stock and 86,830 common stock warrants were issued to all of the holders of the Company’s Series B and Series C preferred stock for the April 1, 2007 regular quarterly dividend due to these stockholders. The shares and warrants were issued, based upon waivers requested and received from the stockholders, in lieu of cash payment of the dividends.

On or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of Interior for the Kingdom of Bahrain (“MOI”) that a Bahraini court had ordered the MOI to cease payments to the Company under certain sales orders pending resolution of a claim filed by a former reseller for the Company in the Middle East and African region.

On or about April 24, 2007, the landlord of the Company’s Waltham, MA office filed a breach of lease claim for non-payment of rent in the State of Massachusettes, Superior Court of Suffolk Country seeking damages in the amount of approximately $174,637 and executed an attachment in the amount of $50,000.

10. Related Party Transactions

On March 27, 2007 Louis Slaughter, the Company’s Chairman and Chief Executive Officer, loaned $65,000 to the Company through an interest-bearing note. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date. Interest expense on the loan through March 31, 2007 was $50.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our business and financial position. The MD&A is provided as a supplement to, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited Condensed Consolidated Financial Statements and related notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our condensed consolidated financial statements and other financial information for the fiscal year ended December 31, 2005, which were included in our Annual Report on Form 10-KSB filed with the SEC on April 18, 2007. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” found and elsewhere in this Quarterly Report on Form 10-QSB.

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

We have not yet generated significant revenues or achieved a cash flow breakeven level from operations. Consequently, we continue to be dependent on debt and equity financings to fund our cash requirements. Without additional such financings and/or significant additional revenues, we will not have sufficient capital to implement fully our current plan of operations and meet our anticipated working capital needs with respect thereto through the next 12 months. As of January 2007, we announced a significant work force reduction and our plans to consolidate our corporate and after sales support activities into our Durham, North Caroline facilities. We have also significantly reduced our operating expense level in the current quarter as cost savings measures.

We had very limited cash as of March 31, 2007. Our most likely near-term sources of cash as of May 8, 2007 are to close funding of an additional $500,000 of a total $1 million bridge loan facility from an existing investor from whom we have an executed term sheet as of April 2, 2007, in the form of a 14% secured promissory note, as part of a total interim financing that we are seeking of up to $5 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. We received payment in the amount of $612,500 of the total sale price prior to April 30, 2007. Future payments for the remainder of this sale are uncertain at the time of this filing, since on or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of Interior, that a Bahrani court had ordered it to cease further payments to the Company related to this sale pending resolution of a claim by a former reseller for the Company in the region. Our ability to obtain additional working capital required for funding our operations over the next 12 month period is dependent on our ability to increase significantly our product sales volume and commence accounts receivable financings, generate cash through the exercise of our outstanding stock warrants, as well as obtain future financing from public and/or private debt and/or equity market including current investor or shareholders. Any assumption as to obtaining cash through the exercise of our outstanding stock warrants is dependent upon the price of our common shares exceeding the exercise price of any of the outstanding warrants. Our inability to obtain additional capital could require us to change our business strategy, which could include a further reduction, curtailment or cessation of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient cash proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing stockholders.

For the three months ended March 31, 2007, our net sales totaled $284,142 primarily from the sale of our WiFiber G Series GigE products. Sales for the three months ended March 31, 2006, totaled $1,658,541.

Critical Accounting Policies

The accounting policies we believe are most important to the presentation of our financial statements and which require the most difficult, subjective and complex judgments are outlined in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and have not changed significantly.

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

•
Competitive environment - Although we believe that we are one of the first entrants into the higher spectrum bands and at the speeds of our current millimeter wave product, other companies are marketing products using the same spectrum bands as of March 31, 2007. As the carrier, reseller and enterprise communication markets evolve, we expect more companies, who may not currently compete with us, to enter the high speed bandwidth wireless communication sector in the future.

•	The period from initial customer trials of our links to date of purchase commitment and sale is unpredictable and can often cover several months.

Research and development

Research and development expenditures include payrolls and benefits, engineering and product design fees paid to contractors and software and material costs used by employees and contractors in the development of new or enhanced product offerings. Research and development expenses also include depreciation of capitalized testing and production equipment purchased.

Depending on our overall liquidity position, we expect to continue, investing resources to introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We are currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to introduce in the fourth quarter of 2007 and to initiatives related to product unit cost reduction.

General and administrative

General and administrative expenses consists primarily of salaries and related costs for legal, accounting, auditing, administration, human resources, information systems and the costs of operating as a publicly traded company.

Selling and marketing

Selling and marketing expenses consists primarily to travel, trade shows, salaries and related costs and expenses to pursue new market opportunities domestically and abroad.

Service, install and link operations

Expenses are primarily related to site analysis, installation and after sales maintenance for our products. The link operations group supports our global sales activities; expenses consist primarily of salaries and related benefits contract worker expenses, travel costs and supplies for daily operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Net sales, gross margin and net loss

For the three months ended March 31, 2007 our sales totaled $284,142, primarily from the sale of our WiFiber G series GigE links. Sales for the three months ended March 31, 2006 totaled $1,658,541, primarily from the sale of link and installation contracts. In the 2006 quarter, we closed several sales with resellers and a multi-link sale to a large distributor in the Middle East. In the first quarter of 2007, the number of sales transactions and relative dollar level per transaction were lower than those of the first quarter of 2006. Several of our WiFiber G series GigE links were in test phase at customer sites as of the end of the quarter ended March 31, 2007.

Net loss for the three months ended March 31, 2007 was $3,111,054 compared to $4,780,864 for the three months ended March 31, 2006. We reduced our operating expenses significantly in the 2007 quarter, although our sales for the 2007 quarter were lower than those of the 2006 quarter by $1,374,399.

Net loss applicable to common shareholders for the three months ended March 31, 2007 was $3,945,822, or $0.63 per share, compared to $5,011,898, or $.99 per share, for the three months ended March 31, 2006. We were required to pay cash dividends to the holders of our Series B and Series C convertible preferred stock in the 2007 quarter. The Series C stock was not issued until the quarter ended September 30, 2006. In the three months ended March 31, 2007, we requested and received a waiver from the Series B and Series C stockholders of the cash payment of dividends and such stockholders agreed to accept common stock and related common stock purchase warrants in lieu of cash . In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend of $352,768 to reflect an effective interest rate of 14%.

Manufacturing plan

Our products have a modular design. The detailed designs of our initial products have been completed and the necessary components and modules (subassemblies) to produce these products have been developed for commercial production. We outsource the manufacture of key components and modules to leading companies in their respective fields, including some of our strategic partners, who are currently adapting their particular components and/or modules to fit within our product designs. The final assembly of our products’ modules and final quality control testing of the finished products, however, will occur at our facilities. Currently, our final assembly is handled at our Sunnyvale, CA facility. Depending on the ultimate scale of our operation, we may contract out significant aspects of assembly and testing of our products.

We slowed our inventory acquisition program in mid-2006 due to uncertainties in our sales forecasts in the second half of the year and through the quarter ended March 31, 2007. All of the WiFiber G Series GigE finished goods and parts are in good condition and we expect to use substantially the entire inventory in the next 12 months. We expect to continue our on premises manufacturing activities during the next 12 months as we consider outsourcing substantial parts of our manufacturing assembly and test activities for commercial production.

Gross margins from sales were 43% for the three months ended March 31, 2007, compared to 10.4% for the comparable quarter in 2006. The increase quarter to quarter is primarily attributed to (1) inclusion of a change for inventory obsolescence in the quarter ended March 31, 2006 of $492,054, related to valuation of our WiFiber II Series GigE links, and (2) significant reduction in direct manufacturing overhead levels in the quarter ended March 31, 2007, following cost reduction actions at the outset of the quarter.

Research and development. Research and development expenses decreased from $1,341,682 for the three months ended March 31, 2006 to $673,483 for the three months ended March 31, 2007, a decrease of $668,199, or 50%. The decrease is attributable primarily to lower development costs paid to third party software development and design parties by $393,000, and reduced contract consultants payments, lowering expenses by $131,142. Payroll taxes in the 2007 quarter were $17,560 lower than in the comparable 2006 quarter, due to salary reductions instituted for all management personnel effective with fourth quarter of 2006, which levels have not been restored to date.

General and administrative. For the quarter ended March 31, 2007, general and administrative expenses were $1,202,545, compared to $1,533,543 for the quarter ended March 31, 2006, a decrease of $330,998, or 22%. The reduction of expenses was due to a reduction in contract employee and legal expenses of $93,000 in 2007 compared to 2006, lower insurance premium expenses by $47,000, primarily due to dropping key man life coverage after June 2006, reduced consultant costs and banking fees between the periods, offset by an increase in stock compensation expense of $85,000 due to options granted to senior executives in April, 2006. The fair value is charged to operations as well as the expense of a sales tax settlement of $37,000 in first quarter of 2007.

Selling and marketing. For the quarter ended March 31, 2007 selling and marketing expenses totaled $522,740, a decrease of $652,080, or 56% compared to the quarter ended March 31, 2006. The decrease is attributable primarily to a reduction in the overall sales and marketing staff levels between the periods. The impact of this reduction decreased salary and payroll taxes, travel expenses and stock based compensation expense by a cumulative $588,141. Additionally, consulting expenses were reduced by $8,954. The reduced expense level was offset partially by a charge of $137,135 for charges related to accelerated rent in 2007 on our vacated office facility in Waltham, MA.

Service, install and link operations. Expenses related to service operations, net of expenses charged to cost of sales, were $363,867 for the first quarter of 2007, compared to $668,193 for the first quarter of 2006. The reduction is primarily related to a significant reduction in the number of employees in this area effective the beginning of the first quarter of 2007, commensurate with our previously announced relocation and re-organization of this group from the closed Lewisville, Texas facility to our engineering and operations center in Research Triangle Park in North Carolina. Due to these changes in the organization, expenses related to salaries, payroll taxes and recruiting were reduced by $231,654. Travel related expenses were reduced by $42,252 in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest expense. Interest expense for the three months ended March 31, 2007 was $435,550, an increase of $106,184 from the comparative quarter in 2006. The net increase was due to acceleration of the amortization of debt discount and beneficial conversion feature rate in the three months ended March 31, 2007 related to the conversion of $1,262,800 in principal of the 8% convertible notes due January 2008 in the quarter, offset by a reduction in the interest calculated related to the 8% convertible notes due to the 2007 conversions and a reduction of $288 in interest expense related to capital leases between the periods due to the pay out of several of the capital lease obligations between March 31, 2006 and March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net cash used in operating activities	$(738,596)	$(5,597,311)
Net cash (used in) provided by investing activities	36,697	(257,320)
Net cash provided by financing activities	57,848	268,070
Net decrease in cash and cash equivalents	$(644,051)	$(5,586,561)

Cash and equivalents. Our cash and cash equivalents balance was $9,683 at March 31, 2007, and $653,734 at December 31, 2006. The decrease of $644,051 for the three months ended March 31, 2007 was related to operating expenses incurred for such quarter and the relatively low cash collection level in the first quarter due to sales levels of only $422,774 in the fourth quarter of 2006 and $284,142 in the first quarter of 2007. Operating expenses for the Company for the quarter ended March 31, 2007 were $2,762,635, compared to $5,464,217 for the quarter ended December 31, 2006 and $4,718,238 for the quarter ended March 31, 2006, resulting in a significantly reduced use of cash in operations in the first quarter of 2007 over previous comparative periods.

As of March 31, 2007 we did not have sufficient working capital cash to fully satisfy our upcoming obligations for the next twelve months. As part of a $1 million financing commitment from an existing investor, we received $500,000 in proceeds from issuance of a promissory note to this investor on April 17, 2007. We are seeking additional financing of up to $4 million. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. We received funding of $612,500 of the total sale price prior to April 30, 2007. Payments for the remainder of this sale have been delayed at the time of this filing, since on or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of the Interior, that a Bahrani court had ordered it to cease further payments to the Company related to this sale pending resolution of a claim by a former reseller for the Company in the region.

Our liquidity is dependent upon our ability to continue to meet our obligations, to control ongoing operating expenses, to obtain additional financings as may be required, and to reach and maintain cash flow break even and eventually profitability. If we are unable to maintain adequate cash balances or generate sufficient internal cash flows from sales of products or raise funds through the sale of debt and/or equity securities, and further reduce operating and capital expenditures to bring in line with sales over the next twelve months, we may be required to further reduce overhead, curtail or cease some or all of our operations, or otherwise significantly change our business development plans.

Our management consistently looks for opportunities to reduce operating expenses to conserve our cash balances. In January 2007, based on changing U.S. market demands and a refocusing of our service operations, we reduced our employee level from 53 to 26, primarily by re-organizing our link operations sales support staff and changing our sales strategy for 2007 to more focused domestic markets, including WiLEC projects. We also announced the closing of an after sales support office in Lewisville, Texas and our plan is to consolidate two other locations in 2007. We have reduced our travel expenses across the organization. We expect these actions and a continual assessment of necessary costs in the Company to significantly reduce our operating overhead expense in 2007 compared to the prior year. Additionally, we are seeking to raise additional capital through sales of our common or preferred stock or debt securities.

Net cash used in operating activities. Net cash used in operations for the three months ended March 31, 2007 was $738,596, compared to $4,070,327 for the three months ended December 31, 2006 and $5,597,311 for the quarter ended March 31, 2007. We were able to achieve these significant reductions through a combination of employee reduction, combining facilities, reducing capital expenditure levels and expenditures for outside consultants, as well as reducing the purchase levels of inventory parts and components.

Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $57,848, compared to a net usage of $361,364 for the three months ended December 31, 2006 and net cash provided of $268,070 for the three months ended March 31, 2006. The cash provided in the current quarter included proceeds from a note issued to Louis Slaughter, our Chief Executive Officer, for $65,000 as further detailed in our note 10 to the consolidated Financial Statements.

Future Cash Requirements. Our primary cash requirements over the next twelve months will be to fund working capital requirements including any past due trade accounts, capital expenditures as necessary, preferred stock dividend requirements, interest on outstanding debt, and future product development activities as allowed by our ongoing cash position.

In January 2007 and again in April 2007, in order to conserve cash, we requested a waiver from the cash payment requirements due to our Series B and Series C convertible preferred stock holders, and instead issued shares of our common stock in lieu of the cash amounts due at those dates. We received such waivers from all of the Series B and Series C stock holders. The total dividends due at January 1, 2007 and April 1, 2007 were $502,000 at each date. We issued a total of 118,259 shares of our common stock in connection with to the January 1 dividend due, and an additional 173,660 shares of our common stock for the April 1 dividend requirement, based on a formula contained in the respective documents underlying the Series B and Series C convertible preferred stock transactions.

Our reduced operating expense plan for 2007 is predicated on effective cost-cutting and cost control measures, including our January reduction in the number of overall employees, a more cost effective approach to sales support and after sales support activities, and a reduction in overall travel related expenses. Our continuing research and development program level will be dependent in part on our ability to control our overall operating expenses, our ability to attract additional equity and debt capital, and our quarter to quarter collections of sales proceeds.

Future Sources of Liquidity. We expect our primary sources of cash receipts during the next twelve months to be (1) accessing public and private capital markets for additional equity and/or debt financings, (2) collection of accounts receivable balances, (3) common stock warrant exercise, and (4) increased sales and related collections based on anticipated funding for domestic WiLEC entities. We have received $500,000 toward a committed $1 million bridge loan funding. There are no assurances of further capital funding commitments at this time. Any expectations as to cash that would arise from the exercise of common stock warrants is dependent upon the inherent conversion price of said warrants relative to the price at which our common stock trades in the future. Our abilities to maintain the required level of liquidity for continuing operations is also dependent to economic, financial, competitive, legislative, regulatory and other factors that are in large part beyond our control.

Uncertainties Regarding our Liquidity. We believe the following uncertainties exist regarding our ability to maintain sufficient cash and operating capital liquidity:

•    Ability to increase and maintain revenue levels - Our ability to generate net cash from future sales of equipment and services is critical to our maintaining adequate operating liquidity. If our revenues were not to increase substantially and/or continue to fluctuate, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs and obligations can and would be adversely affected.

•    Ability to access capital markets and debt markets - To date, we have depended largely on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access these markets at reasonable rates, or at all, it could require us to curtail or significantly further reorganize our planned business operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

•    Ability to manage working capital requirements efficiently - Maintaining adequate liquidity for operations needs includes timely and satisfactorily collecting of our outstanding trade receivables, obtaining satisfactory purchase and payment terms from our significant inventory and service suppliers, and the ability to achieve acceptable inventory turnover rates.

•    Ability to manage current trade payables levels - Our trade payable as of May 1, 2007 amounted to approximately $2,300,000. Several vendors have turned our accounts over to collection agencies, and we are out of terms with numerous services and product suppliers. The landlord at our vacated Waltham, MA. offices has filed a judgment lien against us for approximately $180,000 in past due and future rents payable through the end of the current lease period of February 15, 2008, including attaching $50,000 from our operating bank account. It is critical that we will be able to satisfy vendors on an ongoing basis to insure uninterrupted delivery of critical supplies or services for our operations.

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

Risk Factors

We have extremely limited capital resources and our ability to continue our operations is dependent upon our obtaining additional financing.

Our business model is capital intensive, requiring significant expenditures ahead of projected revenues. We have yet to attain any significant quarter to quarter revenue growth. We have to date been dependent on cash provided by debt and/or equity financings to operate our business, and, while we expect to fund our cash requirements over the next quarter and 12 month periods from collection of anticipated revenues, the exercise of warrants and/or accounts receivable financing and, if necessary, through continued access to public and private debt and equity markets, there can be no assurance that we will be able to obtain any such capital, on terms or in amounts sufficient to meet our needs or at all. Our most likely near term source of cash is to close funding of the remaining $500,000 of a $1.0 million bridge loan facility from a group headed by an existing investor from as part of a total interim financing that we are seeking of up to $4.0 million. If we are unable to obtain additional cash from these activities we may be forced to severely curtail or cease our operations in 2007. Our ability to continue operations is dependent on our ability to meet our ongoing obligations, to control ongoing operating expenses, to obtain additional financings and to reach and maintain profitability and/or positive cash flows. In addition, if we raise additional funds by issuing equity securities, our then existing security holders will likely experience dilution, depending upon terms and conditions inherent in such fund raising.

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

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons.

-
With the agreement of our landlord that we have no further lease payment obligations, we closed our Lewisville, Texas location in early January, 2007 and combined these operations into our Durham, N.C. facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, we are requiring substantial money in advance of shipment of links.

-	Attempting to raise capital through additional sales of our common or preferred stock and/or debt securities, such as the pending bridge loan facility noted.

-
Reducing cash operating expenses to levels that are in line with current revenues. We may seek reductions in certain operations expenses through the issuance of additional common shares of our stock in lieu of cash payments to key vendors. We have no assurance that such arrangements could be worked out.

Our auditors have issued a going concern qualification in their opinion related to our financial statements issued with our 2006 10-KSB report. This opinion is based upon the Company’s history of operating losses, negative cash flows from operations, and our cash position as of December 31, 2006.

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

As of March 31, 2007, we had outstanding notes payable of $540,000 ($91,364 net of related discount), and we may incur additional debt in the future to fund all or part of our capital requirements. Additionally, we have added additional debt in the three months ended March 31, 2007, as follow: (1) $65,000, pursuant to a 7% promissory note in favor of the Company’s Chairman and Chief Executive Officer, payable with accrued interest upon ending December 31, 2007, or upon demand by the investor. We also have dividend requirements related to our Series B and Series C Convertible Preferred stock issues that may, given certain conditions as quarterly payment dates, require payment of such dividends in cash. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

Many of the companies with which we compete or expect to compete offer a variety of potentially competitive products and services and some may offer broader telecommunications product lines. These companies include, Harris Corporation, Stratex Networks, Inc., Loea Corporation, Ceragon Networks Ltd., BridgeWave Communications, Inc. and Proxim Wireless Corporation. Additionally, our fiber-speed millimeter wave products will have to compete with the existing and new fiber optic infrastructure and suppliers in the U.S. and elsewhere. Most of the companies providing competing products and services have greater customer recognition, installed bases, financial resources, and sales, production, marketing, manufacturing, engineering and other capabilities than we do. Some of these companies may be able to take away market share from us as a result of their greater marketing resources, pricing discounts and product breadth, even if our products are technically superior.

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

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act and that may become freely tradable. We also have a substantial number of shares of common stock that are issuable upon the exercise of warrants or upon conversion of preferred stock, which shares could be available for public sale in the future, subject to applicable restrictions under the Securities Act. If holders of warrants or other convertible securities choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, such activity may have a depressing impact on the daily market price for our common stock. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

We expect to face competition from private and start-up companies given the FCC’s open licensing rules relating to the radio frequencies on which our products will operate, effectively reducing important barriers to entry for companies such as ours.

We not only face actual and potential competition from established companies, but also from start-up and other small companies that are developing and marketing new commercial products and services. Some of these will be seeking, like us, to take advantage of the FCC’s open licensing rules to enter the market with products capable of harnessing the frequencies between 71-76 GHz and between 81-86 GHz to provide higher quality service. Moreover, other than the increased technical development skills and expertise required, there are no substantial manufacturing difficulties, prohibitive intellectual property rights. There are high business start-up costs creating significant barriers to entry in this market. This lack of significant barriers and the perceived attractiveness among engineers of these licensed frequencies for commercial use or have already resulted in other small companies entering the commercial markets with equipment utilizing these frequencies. These companies include Loea Corporation, BridgeWave Communications, Inc. and, perhaps, E-Band Communications Corp., ElvaLink LLC and Rayawave.

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

Use of our products will expose us to product liability claims in the event they cause injury or harm our customers or third parties’ businesses. Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition. Although we have product liability insurance and umbrella insurance coverage as is customary in our industry and markets, it is possible that our insurance coverage could be insufficient to fully cover potential claims.

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

Although as of May 10, 2007, we had no agreements, understandings or commitments relating to any future acquisitions of any business, product or technology, we could in the future seek to expand our operations by acquiring other businesses, products or technologies complementary to ours. Our investors will not, in all likelihood, receive or otherwise have the opportunity to evaluate any financial or other information that may be made available to us in connection with a potential acquisition. You will be dependent upon our management to select, structure and consummate any acquisitions in a manner consistent with our business objectives. Although our management will endeavor to evaluate the risks inherent in a particular acquisition, we may fail to properly ascertain or assess all significant and pertinent risk factors prior to our consummation of an acquisition. Our failure to properly ascertain those risks, particularly in instances where we have made significant capital investments, could result in significant harm to our operations and/or financial condition. Moreover, to the extent we do effect an acquisition, we may be unable to successfully integrate into our operations any business or opportunity that we acquire.

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

As of March 31, 2007, our executive officers and directors in the aggregate, beneficially owned approximately 36.2% of our outstanding common stock. These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase securities pursuant to this prospectus, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company, which could cause our stock price to decline.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On or about April 24, 2007, the landlord of the Company’s Waltham, MA office filed a breach of lease claim for non-payment of rent in the State of Massachusetts, Superior Court of Suffolk County seeking damages in the amount of approximately $174,637 and executed an attachment in the amount of $50,000.

On or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of Interior for the Kingdom of Bahrain (“MOI”) that a Bahraini court had ordered the MOI to cease payments to the Company under certain sales orders pending resolution of a claim filed by a former reseller for the Company in the Middle East and African region.

Item 2. Issuance of Unregistered Securities

In January 2007, 118,259 shares of common stock and 59,129 common stock warrants were issued to all of the holders of the Company’s Series B and Series C convertible preferred stock for the January 2, 2007 regular quarterly dividend due to these stockholders. The shares and warrants were issued based upon waivers requested and received from all such stockholders in lieu of cash payment for the dividends. The issuances were made on reliance on exemption from registration pursuant to Section (2)(a)(3) and 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

As of March 27, 2007, Louis Slaughter, the Company’s Chairman and Chief Executive Officer, loaned the Company $65,000 as required for short term working capital needs. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date.

Item 6. Exhibits

EXHIBIT INDEX

(a)	The following exhibits are filed as part of this report:
Exhibit
Number      Exhibit Title
10.1	(1)	Letter agreement dated March 29, 2007 between Registrant and David A. Buckel.
10.2		Amendment No. 4 to Strategic Alliance Agreement executed as of May 18, 2007 between ThinKom Solutions, Inc. and GigaBeam Corporation.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the applicable exhibit filed with our Current Report on Form 8-K for the event dated March 29, 2007, filed with the SEC on April 4, 2007.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: May 21, 2007	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson
Chief Financial Officer