Form 10QSB
period 2007-06-30
GIGABEAM CORP
filed 2007-09-10
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 005-50985

GigaBeam Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	20-0607757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4021 Stirrup Creek Drive, Suite 400
Durham, NC 27703
(Address of principal executive offices)

(919) 206-4426
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

As of August 13, 2007, there were 6,762,997 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GigaBeam Corporation
Form 10-QSB
For the Quarter Ended June 30, 2007

Part I - Financial Information - Unaudited.

Item 1. Financial Statements - (unaudited)
GigaBeam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006(a)

ASSETS
Current assets:
Cash and cash equivalents	$53,084	$653,734
Accounts receivable, net of allowance of $580,852 and $533,766 at June 30, 2007 and December 31, 2006, respectively	1,189,826	807,500
Inventories, net of allowance of $1,654,834 and $933,554 at June 30, 2007 and December 31, 2006, respectively	4,230,506	7,621,574
Prepaid expenses and other current assets	219,035	568,711
Total current assets	5,692,451	9,651,519

Inventories - non current, net	1,999,983	—
Property and equipment, net	1,643,440	1,986,735
Other assets	455,347	445,630
Debt issuance costs	52,556	181,976
Total assets	$9,843,777	$12,265,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,856,150	$1,891,077
Accrued liabilities	1,267,587	1,416,716
Current portion of capital lease obligations	28,899	29,125
Convertible notes payable, net of discount	218,636	—
Notes payable, other current	651,866	—
Note payable, related party	65,000	—
Total current liabilities	5,088,138	3,336,918

Capital lease obligations, non-current	26,996	41,159
Convertible notes payable, net of discount	—	1,051,036
Total liabilities	5,115,134	4,429,113

Stockholders’ equity:
Series A redeemable preferred stock, $0.001 par value, 20,000 shares authorized; 11,277 shares issued and outstanding at June 30, 2007 and December 31, 2006	11	11
Series B convertible preferred stock, $0.001 par value; 20,000 shares authorized; 15,100 shares issued and outstanding at June 30, 2007 and December 31, 2006	15	15
Series C convertible preferred stock, $0.001 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	10	10
Common stock, $0.001 par value, 40,000,000 shares authorized; 6,680,540 and 6,099,279 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,681	6,099
Additional paid-in capital	53,193,686	50,876,530
Accumulated deficit	(48,471,760)	(43,045,918)
Total stockholders’ equity	4,728,643	7,836,747
Total liabilities and stockholders’ equity	$9,843,777	$12,265,860

(a)	Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$2,068,563	$696,657	$2,352,705	$2,355,198
Cost of sales	1,709,697	267,556	1,871,789	1,753,190

Gross margin	358,866	429,101	480,916	602,008

Operating expenses:
Research and development	850,557	1,290,675	1,506,438	2,632,357
General and administrative	894,338	2,009,840	2,109,671	3,543,383
Selling and marketing	395,625	1,361,636	955,063	2,536,456
Service, install and link operations	308,679	877,202	676,113	1,545,395

Total operating expenses	2,449,199	5,539,353	5,247,285	10,257,591

Operating loss	(2,090,333)	(5,110,252)	(4,766,369)	(9,655,583)

Other income (expense):
Interest income	1,512	55,950	2,043	149,783
Interest expense	(225,966)	(288,636)	(661,516)	(618,002)

Loss before provision for income taxes	(2,314,787)	(5,342,938)	(5,425,842)	(10,123,802)

Provision for income taxes	—	—	—	—

Net loss	(2,314,787)	(5,342,938)	(5,425,842)	(10,123,802)

Series B convertible preferred stock dividend	(306,000)	(371,311)	(604,000)	(602,345)
Series C convertible preferred stock dividend	(216,000)	—	(400,000)	—
Increasing rate preferred stock non-cash dividend	(176,384)	—	(529,152)	—
Net loss allocated to common stockholders	$(3,013,171)	$(5,714,249)	$(6,958,994)	$(10,726,147)

Basic and diluted loss per share to common stockholders	$(0.46)	$(0.99)	$(1.09)	$(1.98)
Basic and diluted weighted average shares outstanding	6,480,280	5,749,024	6,381,597	5,419,978

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,425,842)	$(10,123,802)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount and beneficial conversion feature	559,820	520,445
Provision for doubtful accounts	47,086	122,331
Increase in inventory provision for obsolescence	812,524	492,054
Increase (decrease) in reserve for warranty costs	(35,723)	146,000
Depreciation and amortization	315,504	241,378
Loss on sale of property and equipment	36,698	—
Non-cash compensation expense	655,386	1,383,407
Changes in operating assets and liabilities:
Accounts receivable	(429,413)	(212,929)
Inventories	578,560	(4,848,539)
Prepaid expenses and other current assets	462,236	145,792
Deposits	(33,749)	(13,743)
Accounts payable	965,073	997,818
Accrued liabilities	(123,894)	(98,284)
Net cash used in operating activities	(1,615,734)	(11,248,072)

Cash flows from investing activities:
Purchases of property and equipment	(3,279)	(657,708)
Acquisition of patents & intangibles	(18,650)	(72,865)
Net cash used in investing activities	(21,929)	(730,573)

Cash flows from financing activities:
Repayments of capital lease obligations	(14,389)	(168,526)
Proceeds from note payable to related party	65,000	—
Exercise of common stock warrants	—	2,011,036
Exercise of common stock options	—	78,900
Series B convertible preferred stock dividend paid	—	(602,345)
Proceeds from note payable, other current	986,402	—
Net cash provided by financing activities	1,037,013	1,319,065

Net decrease in cash and cash equivalents	(600,650)	(10,659,580)
Cash and cash equivalents at beginning of period	653,734	12,726,986
Cash and cash equivalents at end of period	$53,084	$2,067,406

GigaBeam Corporation Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Supplemental disclosures for cash flow information:
Interest paid	$2,908	$64,585
Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$1,262,800	$253,667
Conversion of Series B convertible preferred stock into shares of common stock	—	472
Fair value adjustment of options granted	$(180,664)	$277,642
Fair value of warrants issued with common stock	$368,874	—
Stock issued for Series B and Series C convertible preferred stock dividend	$1,004,000	—
Non-cash increasing rate preferred stock dividend	$529,152	—

See notes to condensed consolidated financial statements.

GigaBeam Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

1. Description of the Business:

The Company and its wholly-owned subsidiary, GigaBeam Service Corporation, designs, develops, markets, sells, leases, installs and services advanced point-to-point wireless communication solutions for commercial and government customers. The Company’s communication links are capable of transmission speeds at or above one gigabit-per-second under the trade name “WiFiber®.” The Company’s products operate in the 71-76 GHz and 81-86 GHz spectrum bands. The Company’s management believes that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of its proprietary product designs will provide for wireless communications at previously unattainable fiber-equivalent speed and reliability.

The Company’s solutions address the requirements of fixed wireless carriers, service providers, enterprises, and government institutions through broadband wireless networks. WiFiber, by providing the last mile access and backhaul, is complementary to both wireless fiber (“WiFi”) and worldwide interoperability for microwave access (“WIMAX”).

GigaBeam Corporation (the “Company”) was incorporated under the laws of the State of Delaware on January 5, 2004. The Company’s primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design, development and deployment of its Series GigE and WiFiber G Series GigE products as well as initial sales, marketing, production and installation of these products. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,491,000. Since that date, the Company has completed various private placements of its debt and equity securities generating net proceeds of approximately $37,123,602. Additionally, the Company has received approximately $3,297,000 to date from the exercise of common stock purchase warrants and options.

Basis of Presentation

The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary, GigaBeam Services Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s most recent annual report on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year.

2. Summary of Significant Accounting Policies:

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market. The Company regularly reviews parts and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders. The Company also regularly reviews the period over which its inventories will be converted to sales. Any inventories expected  to convert to sales beyond 12 months from the balance sheet date are classified as non-current.

The Company has classified $1,999,983 of its inventory as non-current based on the Company’s forecast for sales during the next 12 months. Products that will not be sold in the next 12 months have been classified as non-current inventory.

Inventories include the following:

	June 30, 2007	December 31, 2006
Raw material	$4,795,679	$4,765,145
Finished goods	3,089,644	3,789,983
	7,885,323	8,555,128
Less provision for obsolescence	(1,654,834)	(933,554)
	$6,230,489	$7,621,574

Classification of  Inventories:

Current	$4,230,506	$7,621,574
Non-Current	1,999,983	–
	$6,230,489	$7,621,574

The Company has shipped products with a cost basis of approximately $300,000 to one customer for evaluation purposes. These products are carried in inventory on the accompanying condensed balance sheet. The Company believes these products will convert to sales and the Company will be fully paid prior to the end of 2007. However, because this customer is not heavily capitalized, the customer could experience financial difficulties precluding them from paying for the Company’s products. If the customer experiences such difficulties, the Company believes it will be able to recover some or all of these products. The Company currently has no knowledge of any specific financial issues with this customer and therefore no reserve has been provided.

Intangibles

Intangible assets consist primarily of patents and trademarks. The Company has adopted the guidelines for accounting for these assets as set forth in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the requirements as set out in SFAS 142, the Company amortizes the costs of acquired patents purchased over their remaining legal lives. Costs for current patent applications based on internally developed processes, primarily legal costs, are capitalized pending disposition of the individual patent application, and are subsequently either amortized based on initial patent life granted or evaluated for impairment periodically by the Company’s management. At June 30, 2007, patent application costs of $259,652 were included in other assets, compared to $241,002 at December 31, 2006. For the six months ended June 30, 2007, amortization expense totaled $4,456, compared to $5,013 for the six months ended June 30, 2006.

At June 30, 2007, intangible assets totaled $365,526 consisting of $105,874 in patent costs and $259,652 in patent pending costs.  Intangible Assets are included in non-current Other Assets. At December 31, 2006, intangible assets totaled $361,682 and included $125,400 in patent costs and $241,002 in patent pending costs.

Impairment of Long-Lived Assets

SFAS No.144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of” addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company reviews its long-lived assets, other than goodwill, for impairment wherever events or circumstances indicate the carrying value of such assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If the carrying value is more than the undiscounted future cash flow, the carrying value is then compared to the discounted future cash flow. Considerable judgment is required to estimate the appropriate discounting of future cash flows, if such comparisons can be reasonably ascertained. Factors that could indicate an impairment may exist include significant under performance relative to long-term projections, strategic changes in business strategy or significant negative economic trends in an industry. When and if such impairment exists, the related assets are written down to fair value. At June 30, 2007, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying value of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

There were no leasehold improvements at the Company’s Waltham, MA location. Herndon, VA leasehold improvements with a net book value of $18,570 have been written off.

Accrued Liabilities

Accrued liabilities include the following:

	June 30,	December 31,
	2007	2006
Estimated contract based costs	$225,000	$500,000
Accrued interest payable	216,351	171,221
Accrued payroll and benefits	398,505	466,751
Accrued warranty costs	226,035	233,723
Accrued rent Waltham	118,837	—
Accrued franchise and other taxes	68,020	—
Other	14,839	45,021
	$1,267,587	$1,416,716

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants or conversion of any convertible equities securities. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive. The following securities were excluded from the computation of diluted loss per common share for the period because their effect is anti-dilutive. Although the grant price of the 2007 options at the May 23, 2007 grant date is below the weighted average stock price for the three months ended June 30, 2007, none of these options are vested as of the June 30 date, and thus none of the 669,500 options issued can be converted as of the June 30, 2007 balance sheet date.

Number of Shares
Notes convertible into common stock	67,500
Options to purchase common stock	2,036,422
Warrants to purchase common stock	7,219,148
Shares underlying Series B convertible preferred stock	2,475,412
Shares underlying Series C convertible preferred stock	1,639,344

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $828,831 in the six months ended June 30, 2007, representing the effect on income from continuing operations, income before income taxes, and net income. The Company recorded charges of $1,098,547 in the six months ended June 30, 2006, representing the effect on income from continuing operations, income before income taxes, and net income.

A total of 559,500 stock options were granted by the Company to employees and directors during the six months ended June 30, 2007. All options in the six months ended June 30, 2007 were granted with an exercise price of $2.84. Compensation expense recognized during the six months ended June 30, 2007 amounted to $828,831. These amounts were charged to operations and added to paid-in capital in accordance with SFAS 123R. The Company granted 852,250 options to employees and directors during the six months ended June 30, 2006 with exercise prices ranging from $8.00 per share to $12.03 per share. Compensation expense recognized during the six months ended June 30, 2006 amounted to $1,098,547. As of June 30, 2007, a total of 1,373,833 options were available for grant under the combined 2004 and 2006 plans.

A summary of employee options activity under the Company’s plans as of June 30, 2007 and changes during the six-month period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	1,444,355	$8.71
Granted during the period	559,500	—
Exercised during the period	—	—
Expired during the period	(471,305)	—
Outstanding, June 30, 2007	1,532,550	$6.68	6.64	$10,239,715
Exercisable, June 30, 2007	468,637	$6.14	7.96	$1,646,085

The closing market value of the Company’s common stock as of June 30, 2007 was $2.69 per share.

The fair value of each option award during the six months ended June 30, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

June 30, 2007
Expected volatility	101%
Weighted-average volatility	98%
Expected dividends	0.0%
Expected term (in years)	6 years
Risk-free rate	4.76%

Options to purchase 1,532,550 shares of the Company’s common stock were outstanding during the six month period ended June 30, 2007, but were not included in the computation of diluted EPS, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 5 in the accompanying condensed consolidated financial statements for more information.

The Company’s practice is to classify any interest and penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had no accrued penalty payments in unrecognized tax benefits.

SFAS No. 157 “Fair Value Measurements”

SFAS 157 was issued in September 2006 and will be effective for the first quarter of the Company’s 2008 fiscal year. This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company is in the process of reviewing the impact, if any, that SFAS 157 will have on its financial statements.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”

SFAS 159 was issued in February 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for the Company as of the beginning of the 2008 year. The Company has not yet determined if it will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on the Company’s financial statements.

3. Going Concern Consideration

The Company’s condensed consolidated financial statements have been presented on the basis that they are a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2006 and 2005 and through June 30, 2007, the Company has been unable to generate cash flows from operations and has been dependent on debt and equity raised from qualified individual investors.

At June 30, 2007, the Company had cash and cash equivalents of $53,084. The Company’s net working capital (current assets less current liabilities) as of June 30, 2007 was $604,313.  The Company’s accounts payable liabilities were $2,856,150 at June 30, 2007. Management believes the Company will continue to incur net losses from operating activities through at least December 31, 2007.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. The Company’s independent auditors issued a going concern qualification in their report on the consolidated financial statements included with the Company’s December 31, 2006 annual report on Form 10-KSB.

To date, the Company has supported its operations by: 1) selling its products and related services, 2) raising additional operating cash through the private sale of its redeemable preferred and convertible preferred stock, 3) selling convertible debt in a private sale, 4) issuing common stock shares upon conversion of common stock warrants issued at the time of the Company’s IPO and 5) issuing notes to existing investors.

These steps have provided the Company with the cash flows to continue its business through the date of this report, but have not resulted in significant improvement in the Company’s current financial position. The following efforts have been undertaken or are in process as part of the Company’s efforts to secure suitable financings, improve working capital and increase cash flows with the objective to improve its long-term financial viability:

-	On January 5, 2007, the Company reduced its total work force levels from 53 to 26 persons.

-
With the agreement of the Company’s landlord, and with no further lease payment obligations, the Company closed its Lewisville, Texas location in early January 2007 and combined these operations into the Company’s Durham, NC facility.  In July 2007, the Company relocated its corporate offices, including its administrative, finance and accounting functions to the Durham facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, the Company requiring substantial money in advance of shipment of links.

-
In January 2007, to conserve cash, the Company requested a waiver from the Series B and Series C preferred shareholders to pay their quarterly dividend in shares of the Company’s common stock in lieu of a cash dividend.  Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the January 2007 dividends.  All of the Series B and Series C preferred shareholders agreed to the waiver and the Company issued 118,259 shares of its common stock and 59,134 common stock purchase warrants.  The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price for the 20 consecutive trading days ending December 29, 2006).  The Company accounted for this transaction by ascribing a portion of the consideration to the warrants which were treated as equity under the provisions of EITF 00-19.

-
In April 2007, again to conserve cash, the Company requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of the Company's common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the April dividend. All of the Series B and Series C shareholders agreed to the waiver and the Company issued 173,660 shares of its common stock and 86,829 common stock purchase warrants. The common stock shares were valued at $2.8907 (90% of the VWAP for the 20 consecutive trading days ending March 30, 2007).  The Company accounted for this transaction by ascribing a portion of the consideration to the warrants which were treated as equity under the provisions of EITF 00-19.

-
In July 2007, the Company again requested a waiver from the Series B and Series C shareholders to pay their quarterly dividend in shares of the Company’s common stock in lieu of a cash payment. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the July 2007 dividends. Should all of the Series B and Series C shareholders accept the offered stock for the July dividend, the Company would issue 198,474 shares of its common stock and 99,237 common stock purchase warrants equal to 50% of this amount.

-
On April 17, 2007, the Company received proceeds of $500,000 under a note payable from an existing investor. On May 22, 2007, the Company received $493,210 additional proceeds from the same investor. These two loans were rolled into a $1 million short term financing, due on May 23, 2008. In August 2007, the Company announced a financing agreement with the same investor under which the investor would invest an additional $500,000 and the $1 million short-term facility will be converted into a new class of convertible preferred stock. Additionally, the Company will issue common stock purchase warrants to the investor.

-
The Company has reduced cash operating expenses to levels that are in line with current revenues. The Company may seek reductions in certain operations expenses through the issuance of additional common shares of its stock in lieu of cash payments to key vendors.  The Company has no assurance that it will enter into any such arrangements with any of its vendors.

These alternatives could result in substantial dilution of existing shareholders. There can be no assurances that the Company's current financial position can be improved, that the Company can raise additional working capital or that it can achieve positive cash flows from operations. The Company's short and long-term viability as a going concern is dependent upon the following:

-	The Company's ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

-	The Company's ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.

4. Debt and other credit arrangements:

The Company's total borrowings were comprised of the following:

	As of
	June 30,	December 31,
	2007	2006

Note payable, related party	$65,000	$-

Note payable, other	$1,000,000	$-
Less: unamortized discount on note to investor	(348,134)	-
	$651,866	$-

Convertible payable notes	$540,000	$1,802,800
Less: unamortized discount	(187,966)	(433,170)
Less: unamortized beneficial conversion feature	(133,398)	(318,594)
	$218,636	$1,051,036

Capital lease obligations	$55,895	$70,284
Less: current portion of capital lease obligations	(28,899)	(29,125)
Capital lease obligations, non-current	$26,996	$41,159

Convertible notes payable

On January 28, 2005 and February 1, 2005, the Company issued 8% senior convertible notes and common stock warrants with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8.00 per share. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the Note’s maturity or conversion, in cash or, at each holder’s option, in shares of the Company’s common stock valued at the lesser of (i) $10.00 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are collateralized by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and Chief Technical Officer.

The warrants issued in conjunction with the Notes are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7.00 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible Notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the six months ended June 30, 2007 and 2006, the Company recorded amortization of $245,204 and $197,490, respectively.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8.00 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the six months ended June 30, 2007 and 2006, the Company recorded amortization of $559,820 and $520,445, respectively.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the Notes until the stated redemption date, January 28, 2008. During the three months ended June 30, 2007, the Company recorded interest expense of $10,920 related to the amortization of the beneficial conversion feature. The unamortized balance of $133,398 and $318,594 has been recorded as a reduction to convertible notes payable at June 30, 2007 and December 31, 2006, respectively.

During the six months ended June 30, 2007, note holders exercised conversion rights with respect to $1,262,800 in face value of notes to shares of common stock. During the year ended December 31, 2006, note holders exercised conversion rights with respect to $540,867 in face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired or reduced in face value.

The carrying values as of June 30, 2007 and December 31, 2006 of $218,636 and $1,051,036, respectively, are comprised of the aggregate principal amount outstanding, net of unamortized discount and the net unamortized beneficial conversion feature. The net decrease in the carrying value at June 30, 2007 is due to conversion of the $1,262,800 principal amount of the notes to common stock shares during the first quarter, and is offset by the amortization of the debt discount and beneficial conversation feature during the quarter.

At June 30, 2007 and December 31, 2006, the Company estimated the fair value of the Notes to be equal to their face value of $540,000 and $1,802,000, respectively.

As of August 1, 2007, the Company had not paid a total of $201,267 that was due and payable in cash to note holders as of the January 31, 2007 interest payment due date.
Note payable to related party

On March 27, 2007, Louis Slaughter, the Company's Chairman and Chief Executive Officer, loaned $65,000 to the Company through an interest-bearing note. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date. Interest expense on the loan through June 30, 2007 was $1,140.

Note Payable to Investor

On April 17, 2007, the Company issued a 14% secured promissory note in the principal amount of $500,000 to Midsummer Investment, Ltd., an existing investor. The principal purpose for the note issuance and related funding was to fund short-term working capital needs of the Company. The note was secured by the personal pledge of the Company’s common stock shares owned by each of the Company’s Chief Executive Officer and its Chief Technical Officer. The principal and related accrual interest was due upon the earlier of (1) written demand to the Company by Midsummer, or (2) December 31, 2007, or such later date as agreed to in writing by Midsummer. Midsummer maintained certain rights to convert the note amount plus any accrued interest into securities that might be issued subsequently by the Company in future equity or debt financings. This note was re-financed and canceled on May 22, 2007 as part of a $1 million one-year note.

On May 22, 2007, the Company issued a 14% secured debenture (the “Debenture”) in the principal amount of $1 million to Midsummer. Additionally, the Company issued a total of 326,787 common stock warrants at an exercise price of $6.40. The warrants are exercisable immediately upon issuance and for a period thereafter of five years. The Debenture is governed by a securities purchase agreement and supplemental documents dated May 22, 2007. The Debenture is guaranteed by the Company’s wholly-owned subsidiary, Gigabeam Service Corporation, through a subsidiary guarantee agreement.

The Debenture principal and related interest are collateralized by a security interest in all of the Company’s inventories, as well as a pledge of the Company’s common stock shares owned by each of the Company’s Chief Executive Officer and its Chief Technical Officer. The principal and all accrued interest from the date of the Debenture are due and payable on May 22, 2008, or earlier if the Company receives a minimum of $2 million of other debt financings prior to the May 22, 2008 date. The Company has the right to prepay the Debenture and related accrued interest to date upon five business day notice to Midsummer without penalty.

The Debenture is subordinated to any outstanding principal and related interest payment related to the Company’s 8% convertible Notes due February, 2008, but is senior to any future subordinated debt issued.

The common stock warrant exercise price is subject to customary adjustments for certain events and provisions as defined in the documents related to the issue of the Debentures.

Under the provisions of the Debentures, the existing $500,000 note between the Company and Midsummer, dated April 17, 2007, was merged into the $1 million Debenture and canceled. Net proceeds from the Debenture to the Company were $413,210, which represents the $1 million principal of the Debenture less the assumption of the existing $500,000 Note, and less accrued interest on the April 17, 2007 note as of the May 22, 2007 date of $6,790 and less legal and other fees of $80,000.

The Company accounted for the Debenture transaction under the Provisions of SFAS No. 133, EITF 00-19 and other GAAP requirements related to securities issued with detachable warrants. The Company estimated the fair value of the warrants issued as of the date of issuance using the Black-Scholes model. The resulting fair value of $390,431 was recorded as a debt discount, which is being amortized over the life of the Debenture as a component of interest expense. Through June 30, 2007, the Company has amortized $42,297 of the discount assigned.

Capital leases

The Company entered into various capital leases for test equipment. As of June 30, 2007, the future minimum payments under leases are as follows:

Year ended December 31,

2007	$17,982
2008	20,393
2009	9,744
2010	9,744
2011	6,498
Total payment obligation	64,361
Less amount representing interest	(8,466)
Present value of net minimum obligation	55,895
Less current portion	(28,899)
Non current portion	$26,996

5. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance  of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions.

At January 1, 2007, the Company had a U.S. net operating loss carry forward (NOL) of approximately $33 million. The Company also had a net deferred tax asset of  approximately $16.5 million related to these NOLs. Due to the uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation reserve has been established to offset the net deferred tax asset. Additionally future utilization of the NOL to offset future taxable income may be subject to a substantial annual limitation as result of Section 382 ownership changes that may have occurred previously or that may occur in the future.

The Company's policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. In conjunction with the adoption of FIN 48, the Company did not accrue any interest or penalties at January 1, 2007. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years where the statute is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2004 through 2006 tax years. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve months.

No provision for federal or state income taxes has been recorded for the three and six months ended June 30, 2007 as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates.

There is no increase recorded through June 30, 2007 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. There have been no tax audit or reviews initiated by the IRS or any state tax authority during the three months ended June 30, 2007 or through the date of this report.

The Company estimates that it is reasonably possible that no reduction in unrecognized benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.

6. Equity Issues

During the period May 6, 2005 through July 26, 2005, the Company completed a private placement of 11,277 shares of its 10% Series A Redeemable Preferred Stock (“Series A Stock”), with a stated value of $700 per share, and 1,127,700 common stock purchase warrants for aggregate proceeds of $7,950,285, before payment of approximately $1,250,000 in placement and legal fees. Dividends are payable, at the rate of 10% per year, semi-annually, commencing November 15, 2005. Dividends can be paid, at the Company's option, in either cash or shares of its common stock. At any dividend date, if the Company chooses to make the dividend payment in shares of common stock, the number of shares to be issued will be based on a ten trading days volume weighted average price per share of the common stock ending five trading days before the dividend date.

Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011.

In the event the Company conducts a financing with gross proceeds of $30 million or more (a “Qualified Financing”), holders of the Series A Stock will have the right to exchange all or a portion of their then outstanding shares into securities identical to those issued in the Qualified Financing, at an exchange rate per share equal to the then-applicable redemption price of the shares. Following the completion of a Qualified Financing, shares of Series A Stock still outstanding are mandatority redeemable, in accordance with the terms of the Certificate of Designation governing the Series A Stock.  Prior to the completion of a Qualified Financing, the Company may redeem all or any of the outstanding shares of the Series A Stock in cash, and upon notice annually on May 15 at a stipulated premium price, which declines annually until May 15, 2010, when the redemption price will be at the $700 per share stated price.

In June and July 2005, the Company issued 92,500 shares of its common stock in an offshore offering as part of a transaction that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7.00 per share until January 28, 2011. The warrants have been listed together with warrants issued with the Series A stock and with warrants issued in February 2005 related to the Company's $2,500,000 Notes financing (the “Z warrants”) on the Nasdaq Capital Market under the symbol “GGBMZ”.

On November 15, 2005, the Company paid the first required dividend on the Series A stock in shares of common stock. The total shares issued to holders of the Series A stock were 42,392 based on the formula as noted above. On May 15, 2006 and November 15, 2006, the Company paid the semi-annual required dividend through the issuance of 31,798 shares and 59,941 shares of common stock, respectively, based on the stated formula.

 The common stock, the Z warrants described above and the IPO warrants commenced trading on the Nasdaq Capital Market on March 27, 2006. Prior to March 27, 2006 the common stock, Z warrants and IPO warrants were traded on the Over-the-Counter Bulletin Board.

On November 7, 2005, the Company issued 18,900 shares of its variable dividend series B convertible preferred stock (“Series B stock”), and 1,302,191 common stock purchase warrants at a price of $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to the Company of approximately $17,452,000 in a private placement of such securities to institutional investors. The proceeds from the issuance of the Series B stock and warrants were allocated between the Series B stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and the Company determined that a beneficial conversion feature existed. The Company estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be $3,936,794. The value of the beneficial conversion feature is recognized as interest expense.

Pursuant to the anti-dilution provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series B stock, at the time of any issuance of common stock or common stock equivalents at an effective price below the conversion price then in effect, the conversion price of the Series B Stock shall be adjusted to the effective price of the subsequently issued common stock or common stock equivalents as of the date of such issue. On August 21, 2006, the Company issued 10,000 shares of its variable dividend Series C convertible preferred stock (“Series C stock”) with a conversion price of $6.10 which was below the Series B stock conversion price. Consequently, the original conversion price of the Series B Stock of $7.6199 per share was adjusted to equal the effective price of the variable dividend Series C stock of $6.10 that the Company issued in August 2006. Based upon the adjusted conversion price of $6.10 per share, and based upon the number of outstanding shares of Series B stock at August 21, 2006 (15,300), the number of common shares issuable upon conversion of the Series B Stock was adjusted from 2,007,906 shares to 2,508,204 shares.

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

The Company may redeem any then outstanding shares of the Series B stock in whole or in part, after November 7, 2008, subject to certain conditions and limitations, upon appropriate notice, at a cash redemption price equal to 110% of the stock’s stated value if redeemed prior to November 7, 2009, and at 100% of the stated value after November 7, 2009.

Under terms of the Series B stock, so long as any shares of the Series B stock remain outstanding, the Company is prohibited from paying dividends on its common stock or other designated junior securities, other than dividend payments in the ordinary course under its Series A stock provided the Company is current in its obligations under our Series B stock, and the terms of its Series A stock have not been amended since November 7, 2005.

Dividends on the Series B stock are due quarterly on the first day of January, April, July and October to shareholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for the Company's common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted reached, and if funds required for the quarterly dividend payment are legally available, solely at the Company's election, the dividend may be paid in cash or in shares of the Company's common stock.

On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, the Company paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067, and $314,781, respectively, since the 20 trading days' average trading volume in the Company's stock did not exceed the threshold 20,000 share figure noted above. In January 2007, to conserve cash, the Company requested a waiver from the Series B shareholders to receive their quarterly dividend in shares of the Company's common stock in lieu of a cash dividend. All of the Series B preferred shareholders agreed to the waiver except one, who elected a cash dividend. Consequently, in January 2007, the Company issued 70,203 shares of its common stock and agreed to pay the non-waiving shareholder $4,000 in cash. Subsequently, the non-waiving shareholder agreed to take the dividend in shares as well. In April 2007, the Company issued a total of 941 shares of the Company's common stock to this shareholder in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver, the Company agreed to issue a number of its common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 stock dividend. The Company issued, with the dividend shares, a total of 35,572 common stock warrants to the Series B shareholders at an exercise price of $6.39 per share. The Company has treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, the Company has calculated the fair value of the warrants issued, and included the fair value in the equity section of its balance sheet as of June 30, 2007.

On August 21, 2006, the Company issued 10,000 shares of its Series C stock with a conversion price of $6.10 per common share and warrants to purchase an aggregate of 860,651 shares of common stock for gross proceeds of $10 million resulting in net proceeds of $9,224,705 after payment of placement fees and other expenses of $775,295. The proceeds from the issuance of the Series C stock and warrants were allocated between the Series C stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature, through use of the Black-Scholes model, to be $2,252,398. The value of the beneficial conversion feature is recognized as interest expense.

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

The Company may redeem the outstanding Series C stock in whole or in part after August 21, 2009, subject to certain conditions and limitations upon appropriate notice at a cash redemption price equal to 110% of the stated value if redeemed prior to August 21, 2010, and at 100% of the stated value if redeemed after August 21, 2011.

Under terms of the Series C stock, so long as any shares of the Series C stock remain outstanding, the Company is prohibited from paying dividends on its common stock or other designated junior securities, other than dividend payments in the ordinary course under the Company's Series A stock and Series B stock provided the Company is current in its obligations under our Series C stock, and that the terms of the Series A stock have not been amended since November 7, 2005.

Dividends on the Series C stock are due quarterly on the first day of January, April, July and October to shareholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for the Company's common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted reached, and if funds required for the quarterly dividend payment are legally available, solely at the Company's election, the dividend may be paid in cash or in shares of the Company's common stock.

On October 2, 2006, the Company paid the quarterly dividend to holders of Series C stock in cash, amounting to $91,111, since the 20 trading days average trading volume in its stock did not exceed the threshold 20,000 share figure noted above. In January 2007, in order to conserve cash, the Company requested a waiver from the Series C preferred shareholders in order to pay their quarterly dividend in shares of the Company's common stock in lieu of a cash dividend. All of the Series C preferred shareholders agreed to the waiver except two, who elected a cash dividend. Consequently, in January 2007, the Company issued 43,344 shares of its common stock and agreed to pay the non-waiving shareholders $16,000 in cash. Subsequently, the non-waiving shareholders agreed to take the dividend in shares as well. In April 2007, the Company issued a total of 3,771 shares of its common stock to these shareholders in lieu of cash. The shares of common stock were valued at $4.2449 (90% of the average of the VWAP for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver, the Company agreed to issue a number of its common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend. The Company issued, with the dividend shares, a total of 23,558 common stock warrants to the Series C shareholders at an exercise price of $6.39 per share. The Company has treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, the Company calculated the fair value of the warrants issued, and included the fair value in the equity section of its balance sheet at June 30, 2007.

In April 2007, again to conserve cash, the Company requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend for the quarter ended March 31, 2007 in shares of its common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of its common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the April 2007 dividend.

All of the Series B and Series C shareholders agreed to the waiver and to payment of the dividends in shares with the related issuance of warrants. Consequently, in April 2007, the Company issued 104,473 shares of its common stock to the Series B stockholders and 69,187 shares to the Series C stockholders. The shares of common stock were valued at $2.8907 (90% of the VWAP for the 20 consecutive trading days ending March 30, 2007), and issued common stock purchase warrants to such stockholders equal to 50% of the number of common stock shares issued in payment for the April 2007 dividends.

In July 2007, the Company requested an additional waiver from the Series B and Series C shareholders to receive their quarterly dividend for the quarter ended June 30, 2007 in shares of its common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of its common stock purchase warrants equal to 50% of the number of shares of common stock that would be issued as payment for the July 2007 dividend. Should all of the Series B and Series C shareholders accept the offered stock, the Company would issue 198,474 shares of its common stock and common stock purchase warrants equal to 50% of this amount.

On June 29, 2007, the Company authorized a total of 475,000 warrants with an exercise price of $2.69 to Trilogy Capital Partners for consulting services to be performed after July 1, 2007. These warrants are accounted for in accordance with EITF 96-18; with expense recorded as services are provided.

On June 29, 2007, the Company authorized a total of 100,000 warrants with an exercise price of $2.69 to Sierra Equities for consulting services to be performed after July 1, 2007. These warrants are accounted for in accordance with EITF 96-18; with expense recorded as services are provided.

7. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non cancelable operating leases.

Future minimum lease payments under these operating leases are as follows:

2007	$254,725
2008	285,459
2009	137,761
2010	135,663
2011	—
$813,608

Rental expense for operating leases was $456,155 and $300,854 through the six months ended June 30, 2007 and 2006, respectively.

On October 13, 2004, the Company's employment agreements with Messrs. Slaughter and Lockie became effective. The Company's employment agreement with Mr. Peck commenced in May 2004. Each employment agreement establishes, among other things, base salary levels at amounts designed to be competitive with executive positions at similarly situated companies. Messrs. Slaughter, Lockie, and Peck are entitled to receive annual base salaries of $250,000, $225,000 and $194,250, respectively, effective January 1, 2006. These agreements were amended effective September 26, 2006, to reduce these officers’ salary levels to $125,000, $112,500 and $145,687, respectively. These annual base salaries will be reviewed annually and may be increased by the board of directors or compensation committee. In addition to their base salaries, each executive is eligible to participate in any bonus plans or incentive compensation programs that the Company may establish from time to time.

The Company may be obligated to make severance payments to these executives under their employment agreements. Pursuant to their employment agreements, the Company may terminate the agreements for cause at any time and without cause upon 30 days written notice. Any of these executives may terminate his employment agreement for good reason, upon 60 days written notice, if his duties are substantially altered or reduced, his salary is reduced or the Company materially breaches his agreement. If the Company terminates the employment of the executive without cause or if the executive terminates his agreement for good reason, the Company must pay the executive his base salary for a severance term of eighteen months in the case of Messrs. Slaughter and Lockie and twelve months in the case of Mr. Peck; provided, however, that in order to receive the severance payment, the executive officer must sign a general release.

Each of the employment agreements contains restrictive covenants to protect the Company for non-competition, non-solicitation/non-piracy and non-disclosure during the term of the agreement and for a period of two years after its termination or expiration and requires the Company to indemnify the executive for liability incurred as a result of acts performed by him in his capacity as an officer of the Company, including reasonable legal expenses.

As of May 18, 2007, the Company and ThinKom Solutions, Inc. have agreed to terminate the 2004 strategic supply agreement, as amended, between the companies, with the agreement that no further obligations are owed by either party.

On or about April 24, 2007, the landlord of the Company's Waltham, Massachusetts office filed a breach of lease claim for non-payment of rent in the State of Massachusetts, Superior Court of Suffolk County seeking damages in the amount of approximately $174,637 and executed an attachment in the amount of $50,000. The Company has recorded liabilities for 100% of this claim in the accompanying condensed consolidated financial statements.

On or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of Interior for the Kingdom of Bahrain that a Bahraini court had ordered the Ministry of the Interior to cease payments under certain sales orders pending resolution of a claim filed by a former reseller for the Company in the Middle East and African region. The Company believes this case has no merit and plans to vigorously defend itself. No accrual has been recorded in the accompanying condensed consolidated financial statements.

On or about August 3, 2007, Portside Growth and Opportunity Fund filed a complaint for the issuance of 222,057 shares of common stock in lieu of 56,066 shares of common stock, due to a triggering event claimed by Portside Growth and Opportunity Fund in the agreements between the Company and Portside Growth and Opportunity Fund. The Company is disputing with Portside Growth and Opportunity Fund on the existence of the triggering event and the fact that no harm was caused. The Company plans to vigorously defend itself and believes it will be successful in such defense. No accrual has been recorded in the accompanying condensed consolidated financial statements.

8. Subsequent Events

In July 2007, the Company requested an additional waiver from the Series B and Series C shareholders to receive their quarterly dividend for the quarter ended June 30, 2007 in shares of the Company’s common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock that would be issued for the July 2, 2007 dividend due. Should all of the Series B and Series C shareholders accept the offered stock, the Company would issue, based upon a formula contained in the preferred stock documents, 198,474 shares of its common stock and common stock purchase warrants equal to 50% of this amount.

On July 27, 2007, the Company accepted the resignation of Leighton J. Stephenson, its Chief Financial Officer since June 2005. He resigned his position effective July 31, 2007 in order to return to his residence in Denver, Colorado to pursue other interests in lieu of relocating to the Company’s newly relocated corporate offices in North Carolina.

On July 25, 2007, the Company entered into an employment agreement with Mark Hahn to serve as its Chief Financial Officer and Vice President of Administration effective August 14, 2007.

On August 10, 2007, the Company announced that it has entered into an Agreement with Midsummer under which the Company would issue Midsummer 1,500 shares of Series D Convertible Preferred Stock and 375,000 common stock purchase warrants; in return, Midsummer would pay the Company $500,000 in cash, less outstanding interest to date on a 14% Secured Debenture of $1 million issued by the Company on May 22, 2007. Additionally, Midsummer would agree, as part of the transaction, to cancel the outstanding $1 million debenture from the Company.

Additionally, under the Agreement, common stock warrants would be issued to Midsummer with an exercise price of $6.40 per share, subject to certain adjustments, and expire three years from the date of issuance. The Series D Convertible Preferred Stock will have a stated value of $1,000 per share, and pay dividends at a rate of 8% per year. The Series D stock will be non-voting and must be redeemed by the Company 18 months from the date of issuance.

9. Related Party Transactions

On March 27, 2007, Louis Slaughter, the Company’s Chairman and Chief Executive Officer, loaned $65,000 to the Company through an interest-bearing note. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date. Interest expense on the loan through June 30, 2007 was $1,140.

ITEM 2. MANAGEMENT’S DISCUSSION OR PLAN OF OPERATION

You should read this section together with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we made from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our focus has been primarily on the design, continuing development, production, sale and installation of our Series GigE and WiFiber G Series GigE marketing product lines, developed internally and through our strategic partnering activities, as well as obtaining debt and equity financings and conversions of our IPO common stock warrants to fund such efforts. Our financing activities have totaled, net to us, approximately $49.3 million since January 2004.

We have not yet generated significant sales or achieved a cash flow breakeven level from operations. Consequently, we continue to depend on debt and equity financings to fund our cash requirements.

At June 30, 2007, we had cash and cash equivalents of $53,084. Our net working capital (current assets less current liabilities) as of June 30, 2007 was $604,313. Our accounts payable liabilities were $2,856,150 at June 30, 2007. Management believes we will continue to incur net losses from operating activities through at least December 31, 2007.

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

These steps have provided us with the cash flows to continue our business through the date of this report, but have not resulted in significant improvement in our current financial position. The following efforts have been undertaken or are in process as part of our efforts to secure suitable financings, improve working capital and increase cash flows with the objective to improve its long-term financial viability:

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons.

-
With the agreement of our landlord, and with no further lease payment obligations, we closed our Lewisville, Texas location in early January, 2007 and combined these operations into our Durham, NC facility. In July 2007, we relocated our corporate offices, including our administrative, finance and accounting functions to the Durham facility.

-	Vigorous collection of accounts receivable balances, and in certain cases, we require substantial money in advance of shipment of links.

-
In January 2007, to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series B preferred stockholders agreed to the waiver. We issued 71,144 shares of our common stock. The shares of common stock were valued at $4.2449 (90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days ending December 29, 2006.)

-
In January 2007, in order to conserve cash, we requested a waiver from the Series C preferred stockholders in order to pay their quarterly dividend in shares of our common stock in lieu of a cash dividend. All of the Series C preferred stockholders agreed to the waiver and we issued 47,115 shares of our common stock. The shares of common stock were valued at $4.2449 (90% of the average of the VWAP for the 20 consecutive trading days ending December 29, 2006). In addition, in consideration for agreeing to the waiver, we agreed to issue a number of common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January 2007 dividend.

-
In April 2007, again to conserve cash, we requested a waiver from the Series B and Series C shareholders to receive their quarterly dividend in shares of our common stock in lieu of a quarterly cash dividend. Additionally, in consideration for agreeing to the waiver, we offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the April 2007 dividends. All of the Series B and Series C shareholders agreed to the waiver and we issued 173,660 shares of our common stock and 86,829 common stock purchase warrants. The common stock shares were valued at $2.8907 (90% of the VWAP for the 20 consecutive trading days ending March 30, 2007).

-
In July 2007, we again requested a waiver from the Series B and Series C shareholders to pay their quarterly dividend in shares of our common stock in lieu of a cash payment. Additionally, in consideration for agreeing to the waiver, we offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock as payment for the July 2007 dividends. Should all of the Series B and Series C shareholders accept the offered stock for the July dividend, we would issue 198,474 shares of our common stock and 99,237 common stock purchase warrants equal to 50% of this amount.

-
On April 17, 2007, we received proceeds of $500,000 under a note payable from an existing investor. On May 22, 2007, we received $493,210 additional proceeds from the same investor. These two loans were rolled into a $1 million short-term financing, due in May 23, 2008. In August 2007, we announced a financing agreement with the same investor under which the investor would invest an additional $500,000 and the $1 million short-term facility will be converted into a new class of convertible preferred stock. Additionally, we will issue common stock purchase warrants to the investor.

-
Reducing cash operating expenses to levels that are in line with current revenues. We may seek reductions in certain operations expenses through the issuance of additional common shares of our stock in lieu of cash payments to key vendors. We have no assurance that we will enter into any such arrangements with any of our vendors.

-	Offering discounts on the exercise of certain warrants.

Our ability to obtain additional working capital required for funding our operations over the next 12 month period is dependent on our ability to increase significantly our product sales volume and commence accounts receivable financings, generate cash through the exercise of our outstanding stock warrants, as well as obtain future financing from public and/or private debt and/or equity markets including current investors or shareholders. Any assumption as to obtaining cash through the exercise of our outstanding stock warrants is dependent upon the price of our common shares exceeding the exercise price of any of the outstanding warrants. Our inability to obtain additional capital could require us to change our business strategy, which could include a further reduction, curtailment or cessation of our operations to conserve cash and maintain liquidity until such time, if ever, that sufficient cash proceeds from operations are realized. Any future sale of our equity securities would dilute the ownership and control of our existing shareholders.

For the six months ended June 30, 2007, our net sales totaled $2,352,705 primarily from the sale of our WiFiber G Series GigE products. Sales for the six months ended June 30, 2006 totaled $2,355,198. Subsequent to the June 30, 2007 balance sheet date, we have announced several orders for our WiFber™ product, including orders from customers in the U.S., Africa and the Middle East.

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

•
Competitive environment - Although we believe that we are one of the first entrants into the higher spectrum bands and at the speeds of our current millimeter wave product, other companies are marketing products using the same spectrum bands as of June 30, 2007. As the carrier, reseller and enterprise communication markets evolve, we expect more companies, who may not currently compete with us, to enter the high speed bandwidth wireless communication sector in the future.

•	The period from initial customer trials of our links to date of purchase commitment and sale is unpredictable and can often cover several months.

Research and development

Research and development expenditures include payrolls and benefits, engineering and product design fees paid to contractors and for software and material costs used by employees and contractors in the development of new or enhanced product offerings. Research and development expenses also include depreciation of capitalized testing and production equipment purchased.

Depending on our overall liquidity position, we expect to continue investing resources to introduce and commercially deploy our products, develop subsequent generations of these products and identify and address demand for new solutions with additional products. We are currently devoting resources to completing the development of our WiFiber G series OC-48, which we expect to introduce in mid-2008 and to initiatives related to product unit cost reduction.

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

We slowed our inventory acquisition program in mid-2006 due to uncertainties in our sales forecasts in the second half of the year and through the quarter ended June 30, 2007. All of the WiFiber G Series GigE finished goods and parts are in good condition and we expect to use substantially the entire inventory in our operations. We expect to continue our on premises manufacturing activities during the next twelve months as we consider outsourcing substantial parts of our manufacturing assembly and test activities for commercial production.

General and administrative

General and administrative expenses consists primarily of salaries and related costs for legal, accounting, auditing, administration, human resources, information systems, travel and the costs of operating as a publicly traded company.

Selling and marketing

Selling and marketing expenses consists primarily of travel, trade shows, salaries and related costs and expenses to pursue new market opportunities domestically and abroad.

Service, install and link operations

Expenses are primarily related to site analysis, installation and after sales maintenance for our products. The link operations group supports our global sales activities; expenses consist primarily of salaries and related benefits, contract worker expenses, travel costs and supplies for daily operations.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment are included below.

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market. We regularly review parts and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based on primarily on current selling prices and sales prices in confirmed backlog orders.

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

SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be considered impaired if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying value of such assets. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying value of the assets exceeds the fair value of the property. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

We commenced revenue recognition in the quarter ended June 30, 2005. Revenue is recognized pursuant to SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery of the product and/or services has occurred, (iii) the selling process is fixed or determinable, and (iv) collectibility is reasonably assured. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliveries or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, (“EIFT 00-21”) “Multiple Delivery Revenue Arrangements.” Shipping and handling fees billed to customers are classified on the Consolidated Statement of Operations as “Net sales” and the associated costs are classified in “Cost of sales.”

If the separate elements within a bundled sale are not considered separate units of accounting, the delivery of individual elements is considered not to have occurred if there are undelivered elements that are essential to the over functionality of the bundled sale transaction.

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

Warranty Reserves

As revenues have occurred beginning in 2005, we have established an accrual for warranty work associated with link sales, recognized as a component of cost of sales. Our standard warranty has been established generally for a period of twelve months from the date of installation if the customer utilizes our personnel or any of our approved installer group to install the product; otherwise it is twelve months from the date of shipment. The warranty accrual at present represents our best estimate of the cost to settle existing and future claims on products sold and currently in warranty as of the periodic balance sheet date. The year ended December 31, 2006 was the first fiscal year for sales of our WiFiber G Series GigE products. As of yet, we are evaluating the potential for warranty returns and our location repair work, which is likely to change over time as we improve our product reliability. As the number of product sales increase, we will accumulate more correlative information on current and forecast return incidences and average costs to repair. As with any estimate that requires application of judgment, amounts estimated in the warranty accrued to be payable could differ materially from what will actually transpire in the future.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Net sales, gross margin and net loss

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net sales	$2,068,563	$696,657
Gross margin	$358,866	$429,101
Net loss	$(2,314,787)	$(5,342,938)

For the three months ended June 30, 2007, our sales totaled $2,068,563, primarily from the sale of our WiFiber G series GigE links. Sales for the three months ended June 30, 2006 totaled $696,657, primarily from the sale of WiFiber G links and installation contracts. Sales for the three months ended June 30, 2007 were 196.9% greater as compared to the same period in 2006. Unit sales of WiFiber G links were 221.7% higher for the three months ended June 30, 2007, compared to June 30, 2006, and the average selling price increased 36.4% in the same period. Also, we sold $32,663 of parts, components and installation to certain customers.

Gross margin as a percentage of net sales for the three months ended June 30, 2007 was 17.3%, compared to 61.6 % for the three month period ended June 30, 2006. The change in gross margin in the quarter ended June 30, 2007, was due to an additional $150,000 to the reserve for inventory obsolescence related to our WiFiber II carrying value, and established an additional reserve of $612,524 as a result of a review of our entire inventory stock for possible obsolescence. We also recorded a commission related to the Ministry of the Interior of Bahrain sale of $211,146 in the 2007 quarter. These charges to cost of goods sold impacted our gross margin for the quarter by a total of $974,670, or a total of 47.1%, compared to the gross margin realized in the 2006 quarter. For the three months ended June 30, 2006, we accrued $146,000 for potential warranty expenses based on links shipped in the period. For the three months ended June 30, 2007, our warranty expense net addition was minimal due to the significant number of links whose warranty period had expired during the quarter.

Net loss for the three months ended June 30, 2007, was $2,314,787 compared to $5,342,938 for the three months ended June 30, 2006. We reduced our operating expenses significantly beginning in the first quarter of 2007 including:

-	On January 5, 2007, we reduced our total work force levels from 53 to 26 persons.

-
With the agreement of our landlord, and with no further lease payment obligations, we closed our Lewisville, Texas location in early January 2007 and combined these operations into our Durham, NC facility. In July 2007, we relocated our corporate offices, including our administrative, finance and accounting functions to the Durham facility.

Research and development. Research and development expenses decreased from $1,290,675 for the three months ended June 30, 2006 to $850,557 for the three months ended June 30, 2007, a decrease of $440,118, or 34.1%. The decrease is attributable primarily to lower development costs paid to third party software development and design parties by $456,000 as we have decreased development activities as part of our cost reduction activities. These decreased expenses were partially offset by rent for the Durham research and development facility of $40,449.

General and administrative. For the quarter ended June 30, 2007, general and administrative expenses were $894,338, compared to $2,009,840 for the quarter ended June 30, 2006, a decrease of $1,115,502, or 55.5%. The reduction of expenses was due to a reduction in consultant and professional fee expenses of $306,708 in 2007 compared to 2006, lower insurance premium expenses by $47,000, reduced travel expenses by $81,550, reduced salaries for all management personnel by $75,702 effective with fourth quarter of 2006, which levels have not been restored to date. The reduction amounted to a change of $111,000 over the comparable 2006 quarter. Stock-based compensation expense as required by SFAS 123R was $175,000 lower in the three months ended June 30, 2007, compared to the same quarter in 2006.

Selling and marketing. For the quarter ended June 30, 2007, selling and marketing expenses totaled $395,625, compared to $1,361,636 for the quarter ended June 30, 2006, a decrease of $966,011, or 70.9%. The decrease is attributable primarily to a reduction in the comparable sales and marketing staff levels between the periods resulting from the reduction in force from the first quarter. The impact of this reduction decreased related expense levels by a cumulative $833,000 compared to the three months ended June 30, 2006.

Service, install and link operations. Expenses related to service operations, net of expenses charged to cost of sales, were $308,679 for the second quarter of 2007, compared to $877,202 for the second quarter of 2006, a decrease of $568,523, or 64.8%. The reduction is primarily related to a significant reduction in the number of employees in this area effective the beginning of the first quarter of 2007, commensurate with our previously announced relocation and re-organization of this group from the closed Lewisville, Texas facility to our engineering and operations center in Research Triangle Park in North Carolina. Due to these changes in the organization, expenses related to salaries and recruiting were reduced by $363,000. Travel-related expenses were reduced by $110,000 in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Interest expense. Interest expense for the three months ended June 30, 2007 was $225,966, a decrease of $62,670 from the comparative quarter in 2006. The net decrease was due to the conversion of $1,262,800 in principal of the outstanding 8% convertible notes due January 2008 in the first quarter of 2007, offset by an increase due to the issuance of a new 14% debenture payable as of May 22, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net sales	$2,352,705	$2,355,198
Gross margin	$480,916	$602,008
Net loss	$(5,425,842)	$(10,123,802)

Net sales, gross margin and net loss. For the six months ended June 30, 2007, our sales totaled $2,352,705, compared to $2,355,198 for the six months ended June 30, 2006, a decrease of $2,493, or 0.1%. Sales in both years were comprised primarily from the sale of WiFiber G links and installation contracts. Unit sales of WiFiber G links were 30.3% lower for the six months ended June 30, 2007, compared to June 30, 2006, and the average selling price increased 33.7% in the same period. Also, we sold $194,800 of parts, components and installation to certain customers.

Gross margin as a percentage of net sales for the six months ended June 30, 2007 was 20.4%, compared to 25.6% for the six month period ended June 30, 2006. In the six months ended June 30, 2007, we charged cost of sales with an additional $200,000 for reserve for inventory obsolescence related to our WiFiber II carrying value, and established a reserve of $612,524 as a result of review of our entire inventory stock for possible obsolescence. We also recorded a commission related to the Ministry of the Interior of Bahrain sale of $211,146 in the 2007 period. During the six months ended June 30, 2006, we charged cost of sales $492,054 for reserve for inventory obsolescence related to the WiFiber II inventory carrying value. The gross margin for the 2006 period reflects this charge.

Net loss for the six months ended June 30, 2007 was $5,425,842, compared to $10,123,802 for the six months ended June 30, 2006. We reduced our operating expenses significantly beginning in the first quarter of 2007 including a 50% reduction in workforce and consolidating certain operating facilities.

Research and development. Research and development expenses decreased from $2,632,357 for the six months ended June 30, 2006 to $1,506,438 for the six months ended June 30, 2007, a decrease of $1,125,919, or 42.8%. The decrease is attributable primarily to lower development costs paid to third party software development and design parties by $848,777, reduced contract consultant payments by $252,476, and other reductions compared to the 2006 period as we have decreased development activities as part of our cost reduction activities. These decreased expenses were partially offset by rent for the Durham research and development facility of $79,830 during the 2007 period. This facility was not leased until November 2006.

General and administrative. For the six months ended June 30, 2007, general and administrative expenses were $2,109,671, compared to $3,543,383 for the six months ended June 30, 2006, a decrease of $1,433,712, or 40.5%. The reduction of expenses was due to a reduction in consultant and professional fee expenses of $401,030 in 2007 compared to 2006, primarily related to the installation of our new Enterprise Resource Planning, or ERP, system through the 2006 year, lower insurance premium expenses by $47,000, reduced travel expenses by $109,405, reduced salaries for all management personnel by $164,021 effective with fourth quarter of 2006, which levels have not been restored to date. This reduction amounted to a change of $265,682 compared to the six months ended June 30, 2006. Stock-based compensation expense as required to be recorded under SFAS 123R was lower by $89,689 compared to the comparable period in 2006.

Selling and marketing. For the six months ended June 30, 2007, selling and marketing expenses totaled $918,365 compared to $2,536,456 for the six months ended June 30, 2006, a decrease of $1,618,091, or 63.8%. The decrease is attributable primarily to a reduction in the overall sales and marketing staff levels between the periods as our marketing efforts were enhanced by the use of resellers. The impact of this reduction decreased salary and payroll taxes, travel expenses and stock based compensation expense by a cumulative $1,314,082.

Service, install and link operations. Expenses related to service operations, net of expenses charged to cost of sales, were $676,113 for the six months ended June 30, 2007, compared to $1,545,395 for the six months ended June 30, 2006, a decrease of $869,282 or 56.2%. The reduction is primarily related to a significant reduction in the number of employees in this area effective the beginning of January 2007, commensurate with our previously announced relocation and re-organization of this group from the closed Lewisville, Texas facility to our engineering and operations center in Research Triangle Park in North Carolina. Due to these changes in the organization, expenses related to salaries, recruiting and benefits were reduced by $615,662. Travel-related expenses were reduced by $152,399 in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Interest expense. Interest expense for the six months ended June 30, 2007 was $661,516 compared to $618,002 for the six months ended June 30, 2006. The net increase of $43,514, or 7.0%, was due to an acceleration of the note discount and beneficial conversion factors accretion related to the 8% notes due February 2008. A significant amount of the remaining principal of the outstanding notes was converted to common shares in the first quarter, causing the accelerated accretion. This was offset in part by the reduction of stated interest rate expense on these notes beginning in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net cash used in operating activities	$(1,615,734)	$(11,248,072)
Net cash used in investing activities	(21,929)	(730,573)
Net cash provided by financing activities	1,037,013	1,319,065
Net decrease in cash and cash equivalents	$(600,650)	$(10,659,580)

Cash and equivalents. Our cash and cash equivalents balance was $53,084 at June 30, 2007, and $653,734 at December 31, 2006. The decrease of $600,650 for the six months ended June 30, 2007 was related to operating expenses incurred for the first two quarters and the timing of second quarter sales late in the period. Our operating expenses for the quarter ended June 30, 2007 were $2,449,199, compared to $5,539,353 for the quarter ended June 30, 2006, resulting in a significantly reduced use of cash in operations in the second quarter of 2007.

As of June 30, 2007, we did not have sufficient working capital to fully satisfy our upcoming obligations for the next twelve months. We are seeking additional financing. Additionally, we previously announced a $1.37 million sale of our WiFiber links to the Kingdom of Bahrain. We received  payment of $612,500 of the total sale price prior to August 1, 2007. Payments for the remainder of this sale have been delayed at the time of this filing, since on or about May 7, 2007, we were verbally notified by our customer, the Ministry of the Interior, that a Bahrani court had ordered it to cease further payments to us related to this sale pending resolution of a claim by our former reseller for the Company in the region. Management and legal counsel believe that we will ultimately be paid the remaining amounts.

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

Our management consistently looks for opportunities to reduce operating expenses to conserve our cash balances. In January 2007, based on changing U.S. market demands and a refocusing of our service operations, we reduced our employee level from 53 to 26, primarily by re-organizing our link operations sales support staff and changing our sales strategy for 2007 to more focused domestic markets, including WiLEC projects. We also announced the closing of an after sales support office in Lewisville, Texas. On July 12, 2007 our corporate offices in Herndon, Virginia were consolidated into our Durham, North Carolina location. We have reduced our travel expenses across the organization. We expect these actions and a continual assessment of necessary costs to significantly reduce our operating overhead expense in 2007 compared to 2006. Additionally, as discussed below, we have requested and received waivers from our Series B and Series C Preferred shareholders to pay their January 1, 2007 and April 1, 2007 quarterly dividends in stock rather than in cash. We have requested a similar waiver for the dividends that were due July 1, 2007.

Additionally, we are seeking to raise additional capital through sales of our common or preferred stock or debt securities and through the exercise of warrants for the purchase of our common stock by existing investors.

Net cash used in operating activities. Net cash used in operations for the six months ended June 30, 2007 was $1,615,734, compared to $11,248,072 for the six months ended June 30, 2006. We were able to achieve these significant reductions through a combination of employee reduction, combining facilities, reducing capital expenditure levels and expenditures for outside consultants, as well as reducing the purchase levels of inventory parts and components.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2007 was $21,929, compared to net cash used of $730,573 for the six months ended June 30, 2006. The net cash used in the 2006 period was primarily for the purchase of testing and production equipment. In the 2007 period, we purchased only $3,279 of equipment, offset by a loss on asset disposition of $36,698.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $1,037,013, compared to $1,319,065 for the six months ended June 30, 2006. The cash provided in the current period included proceeds from a note payable issued for $1,000,000. In the six months ended June 30, 2006, we received proceeds from the exercise of common stock purchase warrants of $2,011,036, offset by the payment of preferred stock dividends of $602,345.

Future Cash Requirements. Our primary cash requirements over the next twelve months will be to fund working capital requirements including any past due trade accounts, capital expenditures as necessary, preferred stock dividend requirements, interest on outstanding debt, and future product development activities as allowed by our ongoing cash position.

In January 2007 and again in April 2007, in order to conserve cash, we requested a waiver from the cash dividend requirements due to our Series B and Series C convertible preferred shareholders, and instead issued shares of our common stock in lieu of the cash amounts due at those dates. We received such waivers from all of the Series B and Series C shareholders. The total dividends due at January 1, 2007 and April 1, 2007 were $502,000 at each date. We issued a total of 118,259 shares of our common stock in connection with the January 1 dividend due, and an additional 173,660 shares of our common stock for the April 1 dividend requirement, based on a formula contained in the respective documents underlying the Series B and Series C convertible preferred stock transactions. We intend to request similar waivers from the Series B and Series C shareholders for future dividend payments. There can be no assurance that the Series B and Series C shareholders will provide such waivers. In July 2007, we again requested a waiver from the cash dividend requirements due to our Series B and Series C convertible preferred shareholders. If accepted, we intend to issue common shares and warrants in lieu of the cash dividend.

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

Future Sources of Liquidity. We expect our primary sources of cash receipts during the next twelve months to be (1) accessing public and private capital markets for additional equity and/or debt financings, (2) collection of accounts receivable balances, (3) common stock warrant exercise, and (4) increased sales and related collections based on anticipated funding for domestic WiLEC entities. We received approximately $437,000 from an existing investor on August 20, 2007 pursuant to an agreement to issue additional convertible preferred stock. There are no assurances of further capital funding commitments at this time. Any expectations as to cash that would arise from the exercise of common stock warrants is dependent upon the inherent conversion price of said warrants relative to the price at which our common stock trades in the future. Our ability to maintain the required level of liquidity for continuing operations is also dependent upon economic, financial, competitive, legislative, regulatory and other factors that are in large part beyond our control.

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

• Ability to access capital markets and debt markets -To date, we have depended largely on our ability to obtain funding from capital markets to fund ongoing operations. If we are unable to access these markets at reasonable rates, or at all, it could require us to curtail or significantly further reorganize our planned business operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated.

• Ability to manage working capital requirements efficiently - Maintaining adequate liquidity for operations needs includes timely and satisfactorily collecting of our outstanding trade receivables, obtaining satisfactory purchase and payment terms from our significant inventory and service suppliers, and the ability to achieve acceptable inventory turnover rates.

• Ability to manage current trade payables levels - Our trade payable as of August 10, 2007 amounted to approximately $2,800,000. Several vendors have turned our accounts over to collection agencies, and we are out of terms with numerous services and product suppliers. The landlord at our vacated Waltham, Massachusetts office has filed a judgment lien against us for approximately $180,000 in past due and future rents payable through the end of the current lease period of February 15, 2008, including attaching $50,000 from our operating bank account. It is critical that we will be able to satisfy vendors on an ongoing basis to insure uninterrupted delivery of critical supplies or services for our operations.

Contingency:

We have shipped products with a cost basis of approximately $300,000 to one customer for evaluation purposes. These products are carried in inventory on the accompanying balance sheet. We believe these products will convert to sales and we will be fully paid prior to the end of 2007. However, because this is not heavily capitalized, the customer could experience financial difficulties precluding them from paying for our products. If the customer experiences such difficulties we may not be able to recover some or all of these products.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(c)(2) of Regulation S-B).

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective in ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our control over financial reporting due to a misstatement in the current period financial statements that was not initially identified by our internal controls over financial reporting. This misstatement was identified by our independent auditors and adjusted prior to filing this quarterly report on Form 10-QSB with the Securities and Exchange Commission. The misstatement related to the Company not fully evaluating its inventory for obsolescence and resulted in the recording of a valuation reserve of $521,275 for our inventory.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation Plan

In addition to controls and procedures consistent with prior practices, we have developed and are implementing remediation plans. In order to remediate the aforementioned material weakness, we have:

•
Evaluated the misstatement and concluded that it is non-recurring. At the time of the misstatement, we were relocating our offices from Virginia to North Carolina. As a result of the relocation, our Chief Financial Officer determined not to relocate and we hired Mark Hahn as our new Chief Financial Officer. Mr. Hahn was responsible for reporting on the quarter ended June 30, 2007; however he didn’t commence employment until August 14, 2007. During the transition period between the former Chief Financial Officer leaving the Company and the beginning of Mr. Hahn’s employment, we did not have adequate accounting staff during and subsequent  to our second quarter closing and reporting period. Additionally, some of our records were temporarily unavailable during our relocation. We believe this weakness was temporary and will be remediated as Mr. Hahn fully assumes his role.

•	Initiated a search for a Corporate Controller with the requisite experience to provide additional assistance in adequately addressing future accounting and disclosure issues.

We believe that for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the identified material weakness.

Our management will continue to evaluate the effectiveness of our disclosure controls and procedures. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions , or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financing Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On or about April 24, 2007, the landlord of our Waltham, Massachusetts office filed a breach of lease claim for non-payment of rent in the State of Massachusetts, Superior Court of Suffolk County, seeking damages in the amount of approximately $174,637 and executed an attachment in the amount of $50,000. We have recorded an accrued liability for 100% of this claim in the accompanying condensed consolidated financial statements.

On or about May 7, 2007, we were verbally notified by our customer, the Ministry of Interior for the Kingdom of Bahrain that a Bahraini court had ordered the Ministry of the Interior to cease payments to us under certain sales orders pending resolution of a claim filed by a former reseller for our Company in the Middle East and African regions. We believe this case has no merit and we plan to vigoursly defend it. No accrual has been recorded in the accompanying condensed consolidated financial statements.

On or about August 3, 2007, Portside Growth and Opportunity Fund filed a complaint for the issuance of 222,057 shares of common stock in lieu of 56,066 shares of common stock due to a triggering event claimed by Portside Growth and Opportunity Fund in the agreements between us and Portside Growth and Opportunity Fund. We are disputing with Portside Growth and Opportunity Fund on the existence of the triggering event and the fact that no harm was caused. We believe this case has no merit and plan to vigorously defend this case. No accrual has been recorded in the accompanying condensed consolidated financial statements.

Item 2. Issuance of Unregistered Securities

In May 2007, we issued 173,660 shares of common stock and 86,829 common stock warrants to all of the holders of our Series B and Series C convertible preferred stock for the April 2, 2007 regular quarterly dividend due to these shareholders. The shares and warrants were issued based upon waivers requested and received from all such stockholders in lieu of cash payment for the dividends. The warrants have an exercise price of $6.40 per share and expire on May 22, 2012.

On June 29, 2007, we issued a total of 475,000 warrants with an exercise price of $2.69 per share to Trilogy Capital Partners for consulting services.

On June 29, 2007, we issued a total of 100,000 warrants with an exercise price of $2.69 per share to Sierra Equities for consulting services.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of March 27, 2007, Louis Slaughter, our Chairman and Chief Executive Officer, loaned us $65,000 as required for short term working capital needs. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Form S-1 filed May 28, 2004, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (included as Exhibit 3.2 to the Form S-1 filed May 28, 2004, and incorporated herein by reference).
3.3	Certificate of Designation of the 10% Series A Redeemable Preferred Stock, dated May 6, 2005 (included as Exhibit 3.1 to the Form 8-K filed May 12, 2005, and incorporated herein by reference).
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, dated November 4, 2005 (included as Exhibit 3.1 to the Form 8-K filed November 8, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of the Series C Convertible Preferred Stock, dated August 21, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 22, 2006, and incorporated herein by reference).
4.1	Purchase Option between the Company and HCFP/Brenner Securities LLC, dated October 13, 2004 (included as Exhibit 4.1 to the Form 10-KSB filed April 15, 2005, and incorporated herein by reference).
4.2	Purchase Option between the Company and HCFP/Brenner Securities LLC, dated January 28, 2005 (included as Exhibit 4.8 to the Form SB-2/A filed July 14, 2005, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrants (included as Exhibit 4.1 to the Form 8-K filed May 12, 2005, and incorporated herein by reference).
4.4	Purchase Option between the Company and HCFP/Brenner Securities LLC, dated November 7, 2005 (included as Exhibit 4.7 to the Form SB-2 filed December 7, 2005, and incorporated herein by reference).
4.5	Purchase Option between the Company and HCFP/Brenner Securities LLC, dated November 7, 2005 (included as Exhibit 4.8 to the Form SB-2 filed December 7, 2005, and incorporated herein by reference).
4.6
Registration Rights Agreement between the Company and the Purchasers signatory thereto, dated November 7, 2005 (included as Exhibit 4.1 to the Form 8-K filed November 8, 2005, and incorporated herein by reference).

4.7
Registration Rights Agreement between the Company and the Purchasers signatory thereto, dated August 21, 2006 (included as Exhibit 4.1 to the Form 8-K/A filed August 22, 2006, and incorporated herein by reference).

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

GigaBeam Corporation

Date: September 10, 2007	By:	/s/ Louis S. Slaughter
Louis S. Slaughter
Chief Executive Officer