Form 10QSB
period 2007-09-30
GIGABEAM CORP
filed 2007-11-19
CIK 1279831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-50985

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

As of November 17, 2007, there were 7,138,938 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GigaBeam Corporation
Form 10-QSB
For the Three and Nine Months Ended September 30, 2007
Index

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2007 and for the years ended December 31, 2006, and December 31, 2005	7
Notes to Condensed Consolidated Financial Statement	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 - Controls and Procedures	24

Part II. Other Information	26

Item 1 - Legal Proceedings	26

Item 2 - Issuance of Unregistered Securities	26

Item 3 - Defaults Upon Senior Securities	26

Item 4 - Submission of Matters to a Vote of Security Holders	26

Item 5 - Other Information	26

Item 6 - Exhibits	27

Part I - Financial Information

Item 1. Financial Statements

GigaBeam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006(a)
ASSETS
Current assets:
Cash and equivalents	$6,180	$653,734
Accounts receivable, net of allowance of $804,063
and $533,766 respectively	988,751	807,500
Inventory, net of allowance of $1,654,833
and $933,554 respectively	4,332,757	7,621,574
Prepaid expenses and other current assets	257,507	568,711
Total current assets	5,585,195	9,651,519

Long-term assets:
Inventory - non-current, net	1,892,125	-
Property and equipment, net	1,480,898	1,986,735
Patent and license rights, net	355,624	352,502
Deposits	68,338	93,128
Debt issuance costs	30,032	181,976
Total long-term assets:	3,827,017	2,614,341
Total assets	$9,412,212	$12,265,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,043,944	$1,891,077
Accrued expenses	2,045,067	1,416,716
Current portion of capital lease obligations	22,393	29,125
Convertible notes payable, net of discount	346,679	-
Note payable, related party	65,000	-
Notes payable, other	1,474,019	-
Total current liabilities	6,997,102	3,336,918

Capital lease obligations, non-current	24,747	41,159
Convertible notes payable, net of discount	-	1,051,036
Total liabilities	7,021,849	4,429,113

Stockholders’ equity:
Series A redeemable preferred stock, $0.001 par value,
20,000 shares authorized; 11,277 shares issued and
outstanding at September 30, 2007 and December 31, 2006	11	11
Series B convertible preferred stock, $0.001 par value,
20,000 shares authorized; 14,100 shares issued and
outstanding at September 30, 2007 and December 31, 2006	14	15
Series C convertible preferred stock, $0.001 par value,
10,000 shares authorized; 9,750 shares issued and
outstanding at September 30, 2007 and December 31, 2006	10	10
Common stock, $0.001 par value, 40,000,000 shares authorized;
7,134,738 and 6,099,279 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	7,135	6,099
Additional paid-in capital	54,975,920	50,876,530
Accumulated deficit	(52,592,727)	(43,045,918)
Total stockholders’ equity	2,390,363	7,836,747
Total liabilities and stockholders’ equity	$9,412,212	$12,265,860

(a) Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$445,863	$2,045,941	$2,798,568	$4,401,140
Cost of sales	211,937	1,400,538	2,083,726	3,153,729
Gross profit	233,926	645,403	714,842	1,247,411

Operating expenses:
Research and development	943,036	1,208,201	2,449,474	3,840,557
General and administrative	2,100,386	1,209,308	4,210,057	4,752,691
Selling and marketing	663,227	1,289,368	1,618,290	3,825,825
Service, install and link operations	330,705	849,102	1,006,818	2,394,498
Total operating expenses	4,037,354	4,555,979	9,284,639	14,813,571

Operating loss	(3,803,428)	(3,910,576)	(8,569,797)	(13,566,160)

Other income (expense):
Interest income	36	40,579	2,079	190,362
Interest expense	(317,575)	(248,492)	(979,091)	(866,493)

Loss before provision for income taxes	(4,120,967)	(4,118,489)	(9,546,809)	(14,242,291)

Provision for income taxes	-	-	-	-

Net loss	(4,120,967)	(4,118,489)	(9,546,809)	(14,242,291)

Series A redeemable preferred stock dividend	-	-	(398,045)	-
Series B convertible preferred stock dividend	(302,000)	(319,067)	(906,000)	(921,412)
Series C convertible preferred stock dividend	(200,000)	-	(600,000)	-
Effect of beneficial conversion feature related
to issuance of Series C preferred stock	-	(2,252,398)	-	(2,252,398)
Increasing rate preferred stock non-cash dividend	(264,576)	-	(793,728)	-

Net loss allocated to common shareholders	$(4,887,543)	$(6,689,954)	$(12,244,582)	$(17,416,101)

Basic and diluted loss per share to common shareholders	$(0.72)	$(1.12)	$(1.87)	$(3.11)

Basic and diluted weighted average shares outstanding	6,772,388	5,978,757	6,554,355	5,604,841

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net Loss	$(9,546,809)	$(14,242,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and beneficial conversion feature	852,461	753,723
Provision for doubtful accounts	270,297	107,703
Increase in inventory provision for obsolescence	721,280	758,554
Increase (decrease) in reserve for warranty costs	(116,688)	270,000
Depreciation and amortization	469,629	388,606
Loss on sale of property and equipment	44,501	-
Non-cash compensation expenses	1,944,556	1,962,235
Changes in operating assets and liabilities:
Accounts receivable	(451,548)	(1,510,842)
Inventory	675,411	(5,574,792)
Prepaid expenses and other current assets	466,204	61,830
Deposits	26,130	(13,643)
Accounts payable	2,349,297	563,669
Accrued expenses	93,624	(506,158)
Net cash used in operating activities	(2,201,655)	(16,981,406)

Investing activities:
Restricted cash	-	160,405
Purchases of property and equipment	(3,279)	(804,876)
Proceeds from disposal of fixed assets	1,500	-
Acquisition of patents and intangibles	(10,976)	(82,669)
Net cash used in investing activities	(12,755)	(727,140)

Financing activities:
Repayments of capital lease obligations	(23,144)	(215,859)
Issuance of convertible preferred stock; net of related costs	-	9,224,705
Proceeds from note payable to related party	65,000	-
Exercise of common stock warrants	-	2,011,036
Exercise of common stock options	-	78,900
Series B convertible preferred stock dividend paid	-	(921,412)
Proceeds from note payable, other current	1,525,000	-
Net cash provided by financing activities	1,566,856	10,177,370

Net decrease in cash and equivalents	(647,554)	(7,531,176)
Cash and equivalents at beginning of period	653,734	12,726,986
Cash and equivalents at end of period	$6,180	$5,195,810

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Supplemental disclosures for cash flow information:

Interest paid	$3,831	$119,376

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$1,262,800	$373,666
Conversion of Series B convertible preferred stock into shares of
common stock	$164	$505
Conversion of Series C convertible preferred stock into shares of
common stock	$41	$-
Fair value adjustment of options granted	$15,176	$127,380
Fair value of warrants issued with common stock	$368,874	$-
Series A, Series B and Series C convertible preferred stock dividend paid in common stock or accrued	$1,906,177	$-
Non-cash increasing rate preferred stock dividend	$793,728	$-
Common stock issued to consultants and vendors	$1,004,638	$-
Capital lease obligations incurred to finance the purchase of equipment	$-	$38,686

See notes to condensed consolidated financial statements

GigaBeam Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2005	30,177	$30	4,999,132	$4,999	$37,810,439	$(22,811,358)	$15,004,110

Amortization of deferred
compensation					14,436		14,436
Issuance of Series C convertible	10,000	10			9,224,694		9,224,704
preferred stock, net of costs
Stock option compensation					2,361,044		2,361,044
Stock options exercised			37,750	37	128,863		128,900
Fair value adjustment of options					112,164		112,164
granted
Conversion of notes payable			67,631	68	540,799		540,867
Conversion of Series B convertible	(3,800)	(4)	505,228	505	(501)		-
preferred stock
Stock dividend, Series A			91,739	92	(92)		-
redeemable preferred stock,
paid in shares of common stock
Dividend, Series B convertible					(1,236,192)		(1,236,192)
preferred stock paid in cash
Dividend, Series C convertible					(91,111)		(91,111)
preferred stock paid in cash
Common stock warrants exercised			397,799	398	2,011,987		2,012,385
Net loss						(20,234,560)	(20,234,560)

Balance December 31, 2006 (a)	36,377	36	6,099,279	6,099	50,876,530	(43,045,918)	7,836,747
Series A redeemable preferred stock	11,277	$11
Series B convertible preferred stock	15,100	15
Series C convertible preferred stock	10,000	10
	36,377	$36

Balance December 31, 2006 (a)	36,377	$36	6,099,279	$6,099	$50,876,530	$(43,045,918)	$7,836,747

Stock option compensation					1,446,561		1,446,561
Fair value adjustment of options
granted					15,176		15,176
Conversion of notes payable			157,850	158	1,262,642		1,262,800
Conversion of Series B convertible
preferred stock	(1,000)	(1)	163,925	164	(163)		-
Conversion of Series C convertible	(250)	-	40,983	41	(41)		-
preferred stock
Issuance of warrants in connection
with notes payable					390,431		390,431
Issuance of warrants to vendors					482,819		482,819
Stock dividend, Series A
redeemable preferred stock,
paid in shares of common stock			131,492	132	(132)		-
Dividend, Series B convertible
preferred stock paid in shares
of common stock			175,617	176	(176)		-
Dividend, Series C convertible
preferred stock paid in shares
of common stock			116,302	116	(116)		-
Accrued dividend, Series B
convertible preferred stock					(302,000)		(302,000)
Accrued dividend, Series C
convertible preferred stock					(200,000)		(200,000)
Issuance of common stock to vendors			249,290	249	1,004,389		1,004,638
Net loss						(9,546,809)	(9,546,809)

Balance September 30, 2007	35,127	$35	7,134,738	$7,135	$54,975,920	$(52,592,727)	$2,390,363
Series A redeemable preferred stock	11,277	$11
Series B convertible preferred stock	14,100	14
Series C convertible preferred stock	9,750	10
	35,127	$35

(a) Consolidated statements of stockholders' equity for the year ended December 31, 2006, have been derived from audited consolidated financial statements. See notes to condensed financial statements.

GigaBeam Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

GigaBeam Corporation (the “Company”) was incorporated under the laws of the State of Delaware on January 5, 2004. The Company’s primary activities to date have consisted of securing financing, developing strategic alliances associated with the development of its technology, design, development and deployment of its Series Gig E and WiFiber G Series Gig E products as well as initial sales, marketing, production and installation of these products. In October 2004, the Company completed its initial public offering (“IPO”), generating net proceeds of approximately $5,491,000. Since that date, the Company has completed various private placements of its debt and equity securities generating net proceeds of approximately $37,123,600. Additionally, the Company has received approximately $3,297,000 to date from the exercise of common stock purchase warrants and options.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as set forth in the Company’s Form 10-KSB , filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results that may be attained for the entire fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GigaBeam Services Corporation. All intercompany accounts and transactions have been eliminated.

All of the Company’s activities are within a single business segment.

2. Summary of Significant Accounting Policies:

Reclassifications
Certain fiscal 2006 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation. These reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Inventory
Inventory is stated at the lower of cost or market determined on a first-in, first-out method. The Company regularly reviews raw material and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders. The Company also regularly reviews the period over which its inventory will be converted to sales. Any inventory expected to convert to sales beyond 12 months from the balance sheet date is classified as non-current.

The Company has classified $1,892,125 of its inventory as non-current based on the Company’s forecast of sales during the next 12 months.

The Company’s inventory consists of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw materials	$4,933,455	$4,765,145
Finished goods	2,946,260	3,789,983
	7,879,715	8,555,128
Less reserve for obsolescence	(1,654,833)	(933,554)
	$6,224,882	$7,621,574

The Company has shipped products with a cost basis of approximately $300,000 to one customer for evaluation purposes. These products are carried in inventory on the accompanying condensed consolidated balance sheet. The Company believes these products will convert to sales and the Company will be fully paid prior to the end of 2007. However, because this customer may not be sufficiently capitalized, the customer could experience financial difficulties precluding them from paying for the Company’s products and consequently, the Company has not recognized revenue related to this shipment. If the customer experiences such difficulties, the Company believes it will be able to recover some or all of these products. The Company currently has no knowledge of any specific financial issues with this customer and therefore no reserve has been provided.

Patent & license rights
The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the design and manufacture of WiFiber products. Such costs are amortized over the life of the patent (generally 17 years). Amortization expense was $2,229 and $2,229 for the three months ended September 30, 2007 and 2006, respectively, and $6,685 and $6,685 for the nine months ended September 30, 2007 and 2006, respectively.

Impairment of Long-Lived Assets
SFAS No.144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of” addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company reviews its long-lived assets, other than goodwill, for impairment wherever events or circumstances indicate the carrying value of such assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If the carrying value is more than the undiscounted future cash flow, the carrying value is then compared to the discounted future cash flow. Considerable judgment is required to estimate the appropriate discounting of future cash flows, if such comparisons can be reasonably ascertained. Factors that could indicate an impairment may exist include significant under performance relative to long-term projections, strategic changes in business strategy or significant negative economic trends in an industry. When and if such impairment exists, the related assets are written down to fair value. At September 30, 2007, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying value of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Accrued Expenses
Accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Estimated contract based costs	$322,354	$500,000
Accrued interest payable	281,178	171,221
Accrued payroll and benefits	496,486	466,751
Accrued dividends payable	502,000	—
Accrued warranty costs	117,035	233,723
Accrued contingent liabilities	249,099	—
Deferred revenue	21,200	—
Accrued franchise and other taxes	16,300	—
Other	39,416	45,021
	$2,045,067	$1,416,716

Net Loss Per Share
Basic loss per share computations are based on the weighted-average common shares outstanding. Diluted loss per share includes the dilutive effect, if any, of common stock equivalents including stock options and warrants and any convertible equity or debt securities. Diluted loss per share amounts are the same as basic amounts because the impact of the stock equivalents was anti-dilutive.

The following securities were excluded from the computation of diluted loss per common share because their effect is anti-dilutive:

	Nine months ended September 30,
	2007	2006
Notes convertible into common stock	67,500	400,006
Options to purchase common stock	2,004,417	2,552,894
Warrants to purchase common stock	7,289,958	5,352,914
Shares underlying Series B convertible preferred stock	1,806,259	2,475,410
Shares underlying Series C convertible preferred stock	1,598,361	1,639,344

Share-Based Compensation
The Company recorded stock-based compensation of $1,382,569 and $1,944,556 in the three and nine months ended September 30, 2007, respectively. The Company recorded stock-based compensation of $725,481 and $1,962,235 in the three and nine months ended September 30, 2006, respectively.

A summary of employee options activity under the Company’s plans as of September 30, 2007 and changes during the nine-month period then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Balance, January 1, 2007	1,444,355	$8.71
Granted during the period	784,500	—
Exercised during the period	—	—
Expired during the period	(495,800)	—
Outstanding, September 30, 2007	1,733,055	$6.39	6.35	$11,068,690
Exercisable, September 30, 2007	456,337	$6.10	7.90	$2,785,508

The fair value of each option award during the nine months ended September 30, 2007 is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:
September 30, 2007
Risk-free rate	4.76%
Expected life, in years	6 years
Expected volatility	79%
Weighted-average volatility	79%
Expected dividend yield	0%

Recent Accounting Pronouncements

SFAS No. 157 “Fair Value Measurements”
SFAS 157 was issued in September 2006 and clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement is effective for the Company in the first quarter of 2008. The Company is in the process of evaluating the impact, if any, that SFAS 157 will have on its financial statements.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”
SFAS 159 was issued in February 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for the Company in the first quarter of 2008. The Company has not yet determined if it will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on the Company’s consolidated financial statements.

3. Going Concern Consideration

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2005 and 2006 and through September 30, 2007, the Company has been unable to generate cash flows from operations and has been dependent on debt and equity capital raised from investors.

At September 30, 2007, the Company had cash and equivalents of $6,180 and accounts payable of $3,043,944. The Company’s net working capital (current assets less current liabilities) at September 30, 2007 was $(1,411,907). Additionally, the Company is in default on its convertible notes and management believes the Company will continue to incur net losses from operating activities for at least the next 12 months.

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

To date, the Company has supported its operations by: 1) selling its products and related services, 2) selling redeemable preferred and convertible preferred stock in private sales, 3) selling convertible debt in a private sale, 4) issuing common stock shares upon conversion of common stock warrants, 5) issuing common stock to vendors in lieu of cash payments and 6) issuing notes to existing investors.

These steps have provided the Company with the cash flows to continue its business through the date of this report, but have not resulted in significant improvement in the Company’s current financial position. The following efforts have been undertaken or are in process as part of the Company’s efforts to secure suitable financing, improve working capital and increase cash flows with the objective to improve its long-term financial viability:

•	On January 5, 2007, the Company reduced its total work force levels from 53 to 26 persons.

•
With the agreement of the Company’s landlord, and with no further lease payment obligations, the Company closed its Lewisville, Texas location in early January 2007 and combined these operations into the Company’s Durham, North Carolina facility. In July 2007, the Company relocated its corporate offices, including its administrative, finance and accounting functions to the Durham facility.

•	Vigorous collection of accounts receivable balances, and in certain cases, the Company requiring substantial money in advance of shipment of links.

•
In January and April 2007, to conserve cash, the Company requested a waiver from the Series B and Series C preferred stockholders to pay their quarterly dividend in shares of the Company’s common stock in lieu of a cash dividend. Additionally, in consideration for agreeing to the waiver, the Company offered to the holders of the Series B and Series C stock a number of common stock purchase warrants equal to 50% of the number of shares of common stock. All of the Series B and Series C preferred stockholders agreed to the waiver.

•
The Company also intends to pay the Series B and Series C stockholders their July and October quarterly dividend in shares of the Company’s common stock in lieu of a cash payment. The Company is currently working with its investors to finalize these payments.

•
In April and May of 2007, the Company received approximately $1 million in bridge financing from an existing investor. In August 2007, the Company announced it had reached an agreement in principal with the same investor under which the investor loaned an additional $500,000 in anticipation of converting it and the $1 million short-term facility into Series D Convertible Preferred Stock. Additionally, the Company expects to issue common stock purchase warrants to the investor.

•
In September 2007, the Company negotiated the payment of $938,329 of its outstanding liabilities through the issuance of 249,290 shares of common stock and $200,000 in notes payable. The Company does not expect gains or losses from debt forgiveness to be material in future periods.

The Company's short and long-term viability as a going concern is dependent upon the following:

•	The Company's ability to locate sources of debt or equity funding to meet current commitments and near-term future requirements.

•	The Company's ability to achieve profitability and ultimately generate sufficient cash flow from operations to sustain its continuing operations.

These alternatives could result in substantial dilution of existing stockholders. There can be no assurances that the Company's current financial position can be improved, that the Company can raise additional working capital or that it can achieve positive cash flows from operations.

4. Debt and other credit arrangements:

The Company's total borrowings were comprised of the following:

Convertible notes payable
The Company’s convertible notes payable are comprised of the following:

	As of
	September 30,	December 31,
Convertible notes payable	$540,000	$1,802,800
Less: unamortized discount	(117,094)	(433,170)
Less: unamortized beneficial conversion feature	(76,227)	(318,594)
	$346,679	$1,051,036

On January 28, 2005 and February 1, 2005, the Company issued 8% senior convertible notes and common stock warrants with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. Additionally, warrants to purchase common stock were issued in connection with the financing.

The principal amount of the Notes is convertible at the election of the holders into shares of the Company’s common stock at $8 per share. One-half of the interest on the Notes is payable in cash, semi-annually beginning July 31, 2005, and the balance is payable, on the earlier of the Note’s maturity or conversion, in cash or, at each holder’s option, in shares of the Company’s common stock valued at the lesser of (i) $10 per share and (ii) the volume weighted average per-share price of the common stock for the ten trading days ended five business days prior to the applicable interest payment date. The Notes are collateralized by substantially all of the Company’s assets as well as by the personal pledge of shares of common stock of the Company by each of the Company’s Chief Executive Officer and Chief Technical Officer.

The warrants issued in conjunction with the Notes are exercisable to purchase an aggregate of 446,429 shares of common stock at an exercise price of $7 per share through January 28, 2011. The Company estimated the fair value of the warrants using the Black-Scholes model. The resulting fair value of $1,194,761 was recorded as a debt discount, which is being amortized over the term of the debt. The debt discount was recorded as a reduction to convertible Notes payable and the amortization of the debt discount is being recorded as a component of interest expense. During the three months ended September 30, 2007 and 2006, the Company recorded amortization of $70,873 and $100,382, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded amortization of $316,076 and $297,871, respectively.

In connection with the issuance of the Notes, the Company paid issuance costs of $330,519. In addition, the placement agent received warrants (identical to the warrants issued to the investors in the financing) to purchase 44,642 shares of common stock and options to purchase 31,250 shares of common stock for $8 per share. The Company estimated the fair value of the placement agent warrants and options using the Black-Scholes model to be $384,835. The resulting aggregate debt issuance costs of $715,354 are being amortized as a component of interest expense over the term of the debt. During the three months ended September 30, 2007 and 2006, the Company recorded amortization of $22,524 and $59,375, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded amortization of $143,209 and $235,288, respectively.

The proceeds from the issuance of the Notes and warrants were allocated between the Notes and the warrants based on the relative fair values of the components. The portion of the proceeds allocated to the warrants was classified as additional paid-in capital. The proceeds allocated to the Notes were compared to the fair value of the common stock that would be received on the conversion and the Company determined that a beneficial conversion feature existed. The Company has estimated the fair value of such beneficial conversion feature to be approximately $882,261 and recorded such amount as a debt discount. Such discount is required to be amortized to interest expense over the period from the date of issuance of the Notes until the stated redemption date, January 28, 2008. During the three months and nine months ended September 30, 2007, the Company recorded interest expense of $57,171 and $242,367, respectively related to the amortization of the beneficial conversion feature. The unamortized balance of $76,227 and $318,594 has been recorded as a reduction to convertible notes payable at September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007, note holders exercised conversion rights with respect to $1,262,800 in face value of notes to shares of common stock. During the year ended December 31, 2006, note holders exercised conversion rights with respect to $540,867 in face value of Notes to shares of common stock. Shares of common stock were issued and the related Notes were retired or reduced in face value.

The carrying values of the convertible notes as of September 30, 2007 and December 31, 2006 of $346,679 and $1,051,036, respectively, are comprised of the aggregate principal amount outstanding, net of unamortized discount and the net unamortized beneficial conversion feature. The net decrease in the carrying value at September 30, 2007 is due to conversion of the $1,262,800 principal amount of the notes to common stock shares during the first quarter, and is offset by the amortization of the debt discount and beneficial conversation feature during the quarter.

At September 30, 2007 and December 31, 2006, the Company estimated the fair value of the Notes to be equal to their face value of $540,000 and $1,802,000, respectively.

As of September 30 2007, the Company has accrued but not paid a total of $281,178 that was due and payable in cash to note holders. Pursuant to terms of the debt agreements, the Company is in default on the convertible notes.

Note payable, related party
On March 27, 2007, the Company issued a $65,000 unsecured promissory note to Louis Slaughter, the Company's Chairman and Chief Executive Officer. The entire principal balance plus accrued interest at the rate of 7% per annum are due in full on March 26, 2008. Interest expense on the loan through September 30, 2007 was $2,287.

Notes payable, other
The Company’s notes payable, other are comprised of the following:

	As of
	September 30, 2007	December 31, 2006
Midsummer note	$1,000,000	$-
Less: unamortized discount on note to investor	(250,981)	-
	$749,019	$-
Promissory Note - August 20, 2007	500,000	-
Promissory Note - September 25, 2007	200,000	-
Promissory Note - July 19, 2007	25,000	-
	$1,474,019	$-

Midsummer note
On April 17, 2007, the Company issued a 14% secured promissory note in the principal amount of $500,000 to Midsummer Investment, Ltd., an existing investor. The note was secured by the personal pledge of the Company’s common stock owned by each of the Company’s Chief Executive and Chief Technical Officers. The principal and related accrued interest was due upon the earlier of (1) written demand to the Company by Midsummer, or (2) December 31, 2007, or such later date as agreed to in writing by Midsummer. Midsummer maintained certain rights to convert the note amount plus any accrued interest into securities that might be issued subsequently by the Company in future equity or debt financings.

On May 22, 2007, the Company issued a $1 million secured debenture (the “Debenture”) to Midsummer which replaced the Midsummer Note and provided an additional $413,210 of cash, after reduction for legal and other fees. In conjunction with this Debenture, the Company issued 326,787 common stock warrants at an exercise price of $6.40. The exercise price of the warrants is subject to adjustment for certain events and the warrants are exercisable immediately upon issuance and for a period thereafter of five years. The Debenture bears interest at 14% per annum, is guaranteed by the Company’s wholly-owned subsidiary, Gigabeam Service Corporation, and is collateralized by a security interest in all of the Company’s inventory, as well as a pledge of the Company’s common stock owned by each of the Company’s Chief Executive and Chief Technical Officers.

The principal and all accrued interest are due on the earlier of May 22, 2008, or the date the Company receives a minimum of $2 million of other debt financing. The Company has the right to prepay the Debenture upon five business days notice to Midsummer without penalty.

The Debenture is subordinated to any outstanding principal and related interest payment related to the Company’s 8% convertible notes payable due February, 2008, but is senior to any future subordinated debt issued.

The Company accounted for the Debenture under the provisions of SFAS No. 133, EITF 00-19 and other GAAP requirements related to securities issued with detachable warrants. The Company estimated the fair value of the warrants issued as of the date of issuance using the Black-Scholes model. The resulting fair value of $390,431 was recorded as a debt discount, which is being amortized over the life of the Debenture as a component of interest expense. For the three and nine months ended September 30, 2007, the Company has recognized amortization expense of $97,153 and $139,450, respectively, related to the debt discount.

On August 10, 2007, Midsummer advanced the Company $500,000 in cash, less the outstanding interest on the Debenture and agreed to cancel the Debenture. In exchange, the Company agreed to issue Midsummer 1,500 shares of Series D Convertible Preferred Stock and 375,000 common stock purchase warrants. As of September 30, 2007, the Company had not issued the Series D Convertible Preferred Stock or the warrants. Until the stock and warrants are issued, the Company has classified the $500,000 of proceeds as a “Promissory Note”.

Promissory notes
On September 25, 2007, the Company, as part of a settlement with a vendor, issued a $200,000 promissory note with an imputed interest rate of 4.82% payable in six monthly principal installments of $33,333. During, October 2007, the Company paid the first installment.

On July 19, 2007, the Company issued a $25,000 unsecured promissory note to an investment fund. The entire principal balance plus accrued interest at the rate of 7% per annum is due in full on January 19, 2008. Interest expense on the loan through September 30, 2007 was $350.

Capital leases
The Company entered into various capital leases for test equipment. The interest rates on the leases range from 9.48% to 14.33%. As of September 30, 2007, the future minimum payments under leases are as follows:

Year ended December 31,
2007	$22,393
2008	7,227
2009	9,744
2010	9,744
2011	6,498
Total payment obligation	55,606
Less amount representing interest	(8,466)
Present value of net minimum obligation	47,140
Less current portion	(22,393)
Non current portion	$24,747

For the three months ended September 30, 2007 and 2006, depreciation related to these capital leases was $6,979 and $5,044, respectively. Depreciation related to these capital leases was $20,936 and $15,133 for the nine months ended September 30, 2007 and 2006, respectively.

5. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to the beginning balance of retained earnings and also did not result in any material adjustments to reserves for uncertain tax positions.

At January 1, 2007, the Company had a U.S. net operating loss carry forward (NOL) of approximately $33 million. The Company also had a net deferred tax asset of approximately $16.5 million related to the NOL. Due to the uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation reserve has been established to offset the net deferred tax asset. Additionally future utilization of the NOL to offset future taxable income may be subject to a substantial annual limitation as result of Section 382 ownership changes that may have occurred previously or that may occur in the future.

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

No provision for federal or state income taxes has been recorded for the three and nine months ended September 30, 2007 as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates.

6. Equity Issues

Series A
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

Each warrant is exercisable to purchase one share of common stock at an exercise price of $7 per share until January 28, 2011.

In the event the Company conducts a financing with gross proceeds of $30 million or more (a “Qualified Financing”), holders of the Series A Stock will have the right to exchange all or a portion of their then outstanding shares into securities identical to those issued in the Qualified Financing, at an exchange rate per share equal to the then-applicable redemption price of the shares. Following the completion of a Qualified Financing, shares of Series A Stock still outstanding are mandatorily redeemable. Prior to the completion of a Qualified Financing, the Company may redeem any or all of the outstanding shares of the Series A Stock in cash, and upon notice annually on May 15 at a stipulated premium price, which declines annually until May 15, 2010, when the redemption price will be at the $700 per share stated value.

In June and July 2005, the Company issued 92,500 shares of its common stock in an offshore offering as part of a transaction that included 92,500 common stock purchase warrants for aggregate proceeds of $652,125, before payment of approximately $75,000 in placement and legal fees. The stated price of each unit was $705. Each warrant is exercisable to purchase one share of common stock at an exercise price of $7 per share until January 28, 2011. The warrants have been listed together with warrants issued with the Series A stock and with warrants issued in February 2005 related to the Company's $2,500,000 Notes financing on the NASDAQ Capital Market under the symbol “GGBMZ.”

On November 15, 2005, May 15, 2006, November 15, 2006, and May 15, 2007, the Company paid the semi-annual required dividend through the issuance of 42,392 shares, 31,798 shares and 59,941 shares and 131,492 shares of common stock, respectively.

Series B
On November 7, 2005, the Company issued 18,900 shares of its variable dividend Series B convertible preferred stock, and 1,302,191 common stock purchase warrants at a price of $1,000 per unit for gross proceeds of $18,900,000 before payment of placement fees of approximately $1,323,000 and other related expenses of approximately $125,000, resulting in net proceeds to the Company of approximately $17,452,000 in a private placement of such securities to institutional investors. The proceeds from the issuance of the Series B stock and warrants were allocated between the Series B stock and the warrants based on the relative fair value of the components. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and the Company determined that a beneficial conversion feature existed. The Company estimated the fair value of such beneficial conversion feature using the Black-Scholes model to be $3,936,794. Amortization of the value of the beneficial conversion feature is recognized as interest expense.

Pursuant to the anti-dilution provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of the Series B stock, at the time of any issuance of common stock or common stock equivalents at an effective price below the conversion price then in effect, the conversion price of the Series B Stock shall be adjusted to the effective price of the subsequently issued common stock or common stock equivalents as of the date of such issue. On August 21, 2006, the Company issued 10,000 shares of its variable dividend Series C convertible preferred stock with a conversion price of $6.10 which was below the Series B stock conversion price. Consequently, the original conversion price of the Series B Stock of $7.6199 per share was adjusted to equal the effective price of the variable dividend Series C stock of $6.10. Based upon the adjusted conversion price of $6.10 per share, and based upon the number of outstanding shares of Series B stock at August 21, 2006 (15,300), the number of common shares issuable upon conversion of the Series B Stock was adjusted from 2,007,906 shares to 2,508,204 shares.

Additionally, pursuant to the anti-dilution provisions of the warrants issued to the holders of the Series B stock, the number of shares of common stock issuable upon exercise of the warrants issued to the Series B Stock stockholders has been adjusted from 1,274,630 shares to 1,668,032 shares and the exercise price has been adjusted from $7.9827 to $6.10.

The variable dividend rate on the Series B stock is 8% per annum for the first three years, 11% for the fourth year, and 14% thereafter.

The Company may redeem any then outstanding shares of the Series B stock in whole or in part, after November 7, 2008, subject to certain conditions and limitations, upon appropriate notice, at a cash redemption price equal to 110% of the stock’s stated value if redeemed prior to November 7, 2009, and at 100% of the stated value after November 7, 2009.

Under terms of the Series B stock, so long as any shares of the Series B stock remain outstanding, the Company is prohibited from paying dividends on its common stock or other designated junior securities, other than dividend payments in the ordinary course under its Series A stock provided the Company is current in its obligations on the Series B stock.

Dividends on the Series B stock are due quarterly on the first day of January, April, July and October to stockholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for the Company's common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume reached, and if funds required for the quarterly dividend payment are legally available, solely at the Company's election, the dividend may be paid in cash or in shares of the Company's common stock.

On January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006, the Company paid the quarterly dividend to holders of Series B stock in cash amounting to $231,034, $371,311, $319,067, and $314,781, respectively.

In January and April 2007, to conserve cash, the Company requested a waiver from the Series B preferred stockholders to receive their quarterly dividend in shares of the Company’s common stock in lieu of a cash dividend. All of the Series B preferred stockholders agreed to the waiver and were issued 71,144 shares and 104,473 shares of the Company’s common stock, respectively. The shares of common stock were valued at $4.2449 and $2.8907, respectively based on 90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days immediately prior to the respective dividend date. In addition, in consideration for agreeing to the waiver, the Company agreed to issue a number of common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January and April 2007 dividends. The Company treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, the Company has calculated the fair value of the warrants issued, and included the fair value in the equity section of its balance sheet at September 30, 2007. The Company intends to pay its July and October 2007 dividend payments in common stock.

During the quarter ended September 30, 2007, Series B preferred shareholders converted 1,000 shares of Series B preferred stock into 163,925 shares of common stock. See Note 8 "Subsequent Events" for discussion of certain warrants called by the Company in October 2007.

Series C
On August 21, 2006, the Company issued 10,000 shares of its Series C stock with a conversion price of $6.10 per common share and warrants to purchase an aggregate of 860,651 shares of common stock for gross proceeds of $10 million resulting in net proceeds of $9,224,705 after payment of placement fees and other expenses of $775,295. The proceeds from the issuance of the Series C stock and warrants were allocated between the Series C stock and the warrants based on their relative fair values. The proceeds allocated to the shares were compared to the par value of the common stock that would be received upon conversion and the Company determined that a beneficial conversion feature existed. The Company estimated the fair value of such beneficial conversion feature using the Black-Scholes model to be $2,252,398. The value of the beneficial conversion feature is recognized as interest expense.

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

Under the terms of the Series C stock, so long as any shares of the Series C stock remain outstanding, the Company is prohibited from paying dividends on its common stock or other designated junior securities, other than dividend payments in the ordinary course under the Company's Series A stock and Series B stock provided the Company is current in its obligations on the Series C stock.

Dividends on the Series C stock are due quarterly on the first day of January, April, July and October to stockholders of record on the immediately preceding day of the prior month. Dividends are payable in cash unless certain stipulated events have occurred or are reached, and unless the daily trading volume for the Company's common stock on the trading market exceeds 20,000 shares per trading day for 20 consecutive trading days prior to the specified dividend date. Should the stipulated events occur and the minimum trading volume noted reached, and if funds required for the quarterly dividend payment are legally available, solely at the Company's election, the dividend may be paid in cash or in shares of the Company's common stock.

On October 2, 2006, the Company paid the quarterly dividend to holders of Series C stock in cash, amounting to $91,111. In January and April 2007, to conserve cash, the Company requested a waiver from the Series C preferred stockholders to receive their quarterly dividend in shares of the Company’s common stock in lieu of a cash dividend. All of the Series C preferred stockholders agreed to the waiver and were issued 47,115 shares and 69,187 shares of our common stock, respectively. The shares of common stock were valued at $4.2449 and $2.8907, respectively based on 90% of the average of the Volume Weighted Average Price (“VWAP”) for the 20 consecutive trading days immediately prior to the respective dividend date. In addition, in consideration for agreeing to the waiver, the Company agreed to issue a number of common stock purchase warrants equal to 50% of the number of shares of common stock issued as payment for the January and April 2007 dividends. The Company treated the warrants as equity securities under the requirements of EITF 00-19. Using the Black-Scholes model, the Company calculated the fair value of the warrants issued, and included the fair value in the equity section of its balance sheet at September 30, 2007. The Company intends to pay its July and October 2007 dividends in common stock.

On June 29, 2007, the Company authorized a total of 475,000 warrants with an exercise price of $2.69 to Trilogy Capital Partners for consulting services to be performed after July 1, 2007. If the Company registers any common stock under the Securities Act for sale in connection with a public offering of Common Stock (other than pursuant to an employee benefit plan or merger, acquisition or similar transaction), the Company will give written notice to Trilogy Capital Partners and will include in such registration statement any of the registrable shares which Trilogy may request be included. These warrants are accounted for in accordance with EITF 96-18; with expense recorded over the one year vesting period. During the quarter ended September 30, 2007, the Company recorded $260,419 of expense associated with these warrants.

On June 29, 2007, the Company authorized a total of 100,000 warrants with an exercise price of $2.69 to Sierra Equities for consulting services to be performed after July 1, 2007. These warrants vested fully upon commencement of services in July 2007 and are accounted for in accordance with EITF 96-18; with $222,400 of expense associated with these warrants recorded during the quarter ended September 30, 2007.

During the quarter ended September 30, 2007, Series C preferred shareholders converted 250 shares of Series C preferred stock into 40,983 shares of common stock.

7. Commitments and contingencies

The Company leases certain office space, roof rental rights and equipment under non cancelable operating leases with future minimum lease payments as follows:

Remainder of 2007	$254,725
2008	285,459
2009	137,761
2010	135,663
2011	—
$813,608

For the three months ended September 30, 2007 and 2006, rental expense was $132,769 and $170,087, respectively. Rental expense for operating leases was $456,155 and $300,854 through the nine months ended September 30, 2007 and 2006, respectively.

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

On or about May 7, 2007, the Company was verbally notified by its customer, the Ministry of Interior for the Kingdom of Bahrain that a Bahraini court had ordered the Ministry of the Interior to cease payments under certain sales orders pending resolution of a claim filed by a former reseller for the Company in the Middle East and African region. The Company believes this case has no merit and plans to vigorously defend itself. The Company has $723,908 in accounts receivable from this customer; no valuation reserve has been recorded in the accompanying condensed consolidated financial statements.

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

In September 2007 several noteholders filed suit against the Company for approximately $147,160 of unpaid interest which is accrued in the accompanying condensed consolidated financial statements. The Company is in settlement discussions with the noteholders.

In September 2007, the Company entered into agreements with various trade vendors to settle existing trade payables in common shares of the Company. The total number of shares issued to settle the trade payables was 249,290. Additionally, several of the agreements contained a forward contract provisions which state that if, after 90 days, the value of the Company’s stock is less than the agreed upon value, then the Company, at its option, will make up the balance in additional equity or cash. Should the Company’s stock price fall to zero, the total required additional equity or cash outlay would total $648,500. Management believes the possibility of paying the entire additional amount to be remote.

8. Subsequent Events

Subsequent to September 30, 2007, the Company offered the holders of 1,668,032 warrants a one-time reduction in the exercise price of their warrants of $2.95, reduced from the contractual exercise price of $6.10. Holders of 660,182 warrants accepted the offer and exercised their warrants resulting in net proceeds received by the Company of approximately $2 million.

9. Related Party Transactions

Note payable, related parties
On March 27, 2007, Louis Slaughter, the Company’s Chairman and Chief Executive Officer, loaned $65,000 to the Company through an interest-bearing note. The note bears interest at 7% per annum. The maturity date is March 26, 2008, with interest accruing to and payable on the maturity date. Interest expense on the loan through September 30, 2007 was $2,287.

On April 17, 2007, the Company issued a 14% secured promissory note in the principal amount of $500,000 to Midsummer Investment, Ltd., an existing investor. Additionally, on May 22, 2007, the Company issued a $1 million secured debenture to Midsummer which replaced the earlier Midsummer Note.

See Note 4. in the footnotes for additional information on these transactions.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Overview
We design, develop, manufacture and sell advanced point-to-point wireless communications links capable of transmission speeds at or in excess of one gigabit-per-second. Our products operate in the 71-76 GHz and 81-86 GHz spectrum bands. We believe that the unprecedented amounts of bandwidth provided by these spectrum blocks and the quality of our proprietary product designs allow for wireless communications at previously unattainable fiber-equivalent speed and reliability. Our target customers are telecom operators, carriers and network operators, communications and IT service providers, including WiLECs, system integrators and value added resellers, government agencies and other enterprises including financial services organizations seeking cost-effective millimeter wave wireless solutions.

For the nine months ended September 30, 2007, our net sales totaled $2,798,568 primarily from the sale of our WiFiber G Series Gig E products. Sales for the nine months ended September 30, 2006 totaled $4,401,140.

Industry Dynamics
We believe we are a leader in the developing market for point to point wireless devices operating at gigabit speed. The key factors which could affect our revenue follow:

•
Economic conditions - General economic conditions can have a significant effect on our customers’ willingness to invest in wireless technology, and particularly, last mile implementation and enterprise communication technology. As economic conditions have globally improved since our inception, we have seen indications that enterprises may be more willing to invest in communication technology. While the world economy is expected to grow, variability in corporate profit growth, interest rates, energy prices and other factors in specific markets could impact the willingness of corporate, governmental and other markets to invest in communication technology in the near term. Additionally, the variability in worldwide economic growth could also impact our business as growth rates of developed and more stable economies tend to be lower than that of emerging economies, where economic growth could be more volatile.

•
Developing market - The market for high speed point to point wireless products is in its infancy. Our sales are dependent upon corporations, governments and other enterprises adopting this new technology. While we have seen increased demand for our products, the market is still in the early stages of development and the growth in the market may be volatile for the foreseeable future.

•
Competitive environment - Although we believe that we are one of the first entrants into the high speed point to point wireless products market, other companies are currently marketing similar products. Additionally, as the carrier, reseller and enterprise communication markets evolve, we expect more companies, which may be better capitalized than we are, to develop competing products.

•	Customer trials - Many of our customers require a trial period with our products before they commit to buying the products. This trial period is unpredictable and can often last for several months.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we must make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and we may be exposed to gains or losses that could be material.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of our Quarterly Report on Form 10-QSB for the nine months ended September 30, 2007. Management believes the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description of Policy	Judgments and Uncertainties	Effect If Actual Results Differ From Assumptions and Adjustments Recorded
Revenue Recognition:
We account for revenue in accordance with the revenue recognition criteria set forth in Staff Accounting Bulletin 104, EITF 00-21. In addition, certain of our sales arrangements provide for limited trial periods. As a result, we do not record revenue at the time of sale.

We apply judgment in estimating the collectability and based on our estimates, record a reserve allowance. Our estimate of product returns and the amount of those returns that will be placed back in inventory is based primarily on historical transactional experience and judgment regarding market factors and trends.
Revenue could be more or less than recorded if our estimates are incorrect.

Accounting for Stock-Based Compensation:
We account for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment,” or SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of the grant using the Black-Scholes model. The compensation expense is then amortized over the vesting period.

We use the Black-Scholes model in determining fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Accrual for Other Liabilities:
We make estimates for the amount of costs that have been incurred but not yet billed for general services, including legal fees, accounting fees, other expenses and contingent liabilities.
Our liabilities contain uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle claims and claims incurred but not reported as of the balance sheet date. When estimating our liabilities, we consider a number of factors, including interviewing our service providers for bills that have not yet been received..
If actual costs billed to us are not consistent with our assumptions and judgments, our expenses could be understated or overstated and these adjustments could materially affect our net income.

Inventories:
We value our inventory at the lower of cost of the inventory or fair market value by establishing a write-down or an inventory loss reserve.

We base our lower of cost or market write-down on the excess carrying value of the inventory, which is typically its cost, over the amount that we expect to realize from the ultimate sale of the inventory based upon our assumptions regarding the average sales price to be received for the product.

Our inventory reserve is based on our analysis of sales levels by product and projections of future customer demand derived from historical order patterns and input received from our customers and our sales team. We reserve for items that are considered obsolete based on changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for a product. When inventory is physically destroyed, we remove the inventory and the associated reserve from our financial records.

If our estimates regarding customer demand and physical inventory losses are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserves that could be material.

As of September 30, 2007 the amount of our inventory reserve was $1.65 million.

A 10% increase or decrease in our actual inventory reserve at September 30, 2007 would have affected net income by approximately $165,000 for the nine months ended September 30, 2007.

Results of Operations
The following table illustrates certain data from our Condensed Consolidated Statements of Operations data as a percentage of sales for both periods presented. An explanation of our results of operations follows this table.

	Three Months Ended September 30,
	2007		2006

Net sales	100%	$445,863	100%	$2,045,941
Gross profit	52%	233,926	32%	645,403
Research and development	212%	943,036	59%	1,208,201
General and administrative	471%	2,100,386	59%	1,209,308
Selling and marketing	149%	663,227	63%	1,289,368
Service, install and link operations	74%	330,705	42%	849,102
Net loss	(924%)	(4,120,967)	(201%)	(4,118,489)

	Nine Months Ended September 30,
	2007		2006
Net sales	100%	$2,798,568	100%	$4,401,140
Gross profit	26%	714,842	28%	1,247,411
Research and development	88%	2,449,474	87%	3,840,557
General and administrative	150%	4,210,056	108%	4,752,691
Selling and marketing	58%	1,618,290	88%	3,852,825
Service, install and link operations	36%	1,006,818	54%	2,394,498
Net loss	(341%)	(9,546,809)	(324%)	(14,242,291)

Comparison of Three Months ended September 30, 2007 and 2006

Sales. Net sales were $445,863 for the three months ended September 30, 2007 compared to $2,045,941 for the three months ended September 30, 2006, a decrease of $1.6 million or 78%. Unit sales of our WiFiber G links were 84% lower while our average selling prices decreased 20%. Also, we sold $178,000 of installation and training to certain customers. During the third quarter, we announced several orders for our WiFber™ product, including orders from customers in the U.S., Africa and the Middle East. As trial periods elapse and if these customers are satisfied with our product, revenue may be recognized in subsequent quarters.

Gross profit. Our gross margin was 52% for the three months ended September 30, 2007 compared to 32% for the three months ended September 30, 2006. The increase in gross margin reflected a change in product mix. Installation sales, which yield a higher margin than product sales, increased relative to sales of our WiFiber G links in the third quarter of 2007 as compared to the third quarter of 2006.

Research and development. Research and development expenses were $943,036 for the three months ended September 30, 2007 compared to $1,208,201 for the three months ended September 30, 2006, a decrease of $265,165, or 22%. The decrease is attributable primarily to lower development costs paid to third party software development and design parties by as we have decreased development activities as part of our cost reduction efforts. These decreased expenses were partially offset by rent for the Durham research and development facility.

General and administrative. General and administrative expenses were $2,100,386 for the three months ended September 30, 2007 compared to $1,209,308 for the three months ended September 30, 2006, an increase of $891,078, or 74%. The increase was due to an increase in stock-based compensation expense as required by SFAS 123R of $606,901 and an increase in non-cash expenses of $482,819 for consultant and professional fees in 2007 compared to 2006. Additionally, interest expense associated with the Midsummer note payable increased by $100,000. These increases were partially offset by reduced travel expenses and savings resulting from salary reductions for certain management personnel.

Selling and marketing. Selling and marketing expenses were $663,227 for the three months ended September 30, 2007 compared to $1,289,368 for the three months ended September 30, 2006, a decrease of $626,141 or 49%. The decrease is primarily related to a significant reduction in staff levels and outbound marketing activities.

Service, install and link operations. Service, install and link operations expenses, net of expenses charged to cost of sales, were $330,705 for the three months ended September 30, 2007, compared to $849,102 for the three months ended September 30, 2006, a decrease of $518,397 or 61%. The decrease is primarily related to a significant reduction in the number of employees in this area.

Comparison of Nine Months ended September 30, 2007 and 2006

Sales. Net sales were 2,798,568 for the nine months ended September 30, 2007 compared to $4,401,140 for the nine months ended September 30, 2006, a decrease of $1.6 million or 36%. During 2007, we experienced liquidity issues and became focused on conserving cash, including terminating approximately 50% of employees. As a result, sales decreased.

Gross profit. Our gross margin was 26% for the nine months ended September 30, 2007 compared to 28% for the nine months ended September 30, 2006. The decrease in gross margin reflected the increase in the inventory reserve adjustment in 2007 slightly offset by higher margins on installation sales.

Research and development. Research and development expenses were $2,449,474 for the nine months ended September 30, 2007 compared to $3,840,557 for the nine months ended September 30, 2006, a decrease of $1.4 million, or 356%. The decrease is attributable primarily to lower development costs paid to third-party software development and design parties as we have decreased development activities as part of our cost reduction efforts. These decreased expenses were partially offset by rent for the Durham research and development facility.

General and administrative. General and administrative expenses were $4,210,056 for the nine months ended September 30, 2007 compared to $4,752,691 for the nine months ended September 30, 2006, a decrease of $542,635, or 11%. The reduction of expenses was due to a reduction in consultant and professional fee expenses in 2007 compared to 2006, lower insurance premium expenses, reduced travel expenses and savings resulting from salary reductions for certain management personnel. These expense reductions were partially offset by non-cash expense increases of $482,819 for consulting services.

Selling and marketing. Selling and marketing expenses were $1,618,290 for the nine months ended September 30, 2007 compared to $3,825,825 for the nine months ended September 30, 2006, a decrease of $2.2 million, or 58%. The decrease is primarily related to a significant reduction in staff levels and outbound marketing activities.

Service, install and link operations. Service, install and link operations expenses, net of expenses charged to cost of sales, were $1,006,818 for the nine months ended September 30, 2007, compared to $2,394,498 for the nine months ended September 30, 2006, a decrease of $1.4 million, or 58%. The decrease is primarily related to the significant reduction in the number of employees in this area.

Liquidity and Capital Resources

At September 30, 2007, we had cash and equivalents of $6,180 and accounts payable of $3,043,944. Our net working capital (current assets less current liabilities) at September 30, 2007 was $(1,411,907). Additionally, we are in default on our convertible notes.

To date, we have supported our operations by: 1) selling our products and related services, 2) selling redeemable preferred and convertible preferred stock in private sales, 3) selling convertible debt in a private sale, 4) issuing common stock shares upon conversion of common stock warrants, 5) issuing common stock to vendors in lieu of cash payments and 6) issuing notes to existing investors.

Also, as more fully discussed in Note 3 to the Condensed Consolidated Financial Statements we have taken certain steps to improve our working capital and increase our cash flows with the objective to improve our long-term financial viability. However we expect we will continue to incur net losses from operating activities for at least the next 12 months and we have ongoing obligations for the payment of interest and dividends as discussed in Note 4 and 6 of the Condensed Consolidated Financial Statements, respectively.

In order to sustain our operations over the next 12 months, we will need additional working capital. Our ability to obtain such additional working capital is dependent on our ability to significantly increase our product sales volume and accounts receivable collections, generate cash through the exercise of our outstanding stock warrants, as well as obtain future financing from public and/or private debt and/or equity markets including current investors or stockholders.

MATERIAL TRENDS AND UNCERTAINITIES

From our inception in January 2004 until the second quarter of 2005, we were focused entirely on the development of our products. Sales of our products began in the second quarter of 2005 and we have experienced significant volatility in our sales volumes from quarter to quarter since that time.

In 2006 we had an aggressive sales growth plan, and based on the lead times required to procure the parts and assemble our products, we spent the first half of 2006 procuring parts and assembling products. In mid-2006, we recognized that we would not be able to achieve our original sales growth plans and dramatically reduced our production activities. We had, however, already purchased and received a significant level of parts inventory resulting in the high balance of inventory reflected in the accompanying condensed, consolidated financial statements. The build-up of inventory resulted in a similar increase reflected in our accounts payable balance. Our trade accounts payable at September 30, 2007 amounted to approximately $3.0 million. Several vendors have turned our accounts over to collection agencies, and we are out of terms with numerous services and product suppliers. The landlord at our vacated Waltham, Massachusetts office has filed a judgment lien against us for approximately $180,000 and several noteholders have filed suit against us for approximately $147,160 of unpaid accrued interest.

Additionally, we have shipped products with a cost basis of approximately $300,000 to one customer for evaluation purposes. These products are carried in inventory on the accompanying balance sheet. We believe these products will convert to sales and we will be fully paid prior to the end of 2007. However, because this customer may not be sufficiently capitalized, the customer could experience financial difficulties precluding them from paying our products. If the customer experiences such difficulties we may not be able to recover some or all of the products. If we are unable to collect the amount due from this customer, it will likely have a further negative effect in our cash position.

From our inception through September 30, 2007, our sales levels have not been sufficient to maintain our operations. We have supported our operations primarily through financing transactions. Additionally, during 2007, we instituted several cash saving efforts including:

•	Cost reduction, including a 50% reduction in staff during the first quarter of 2007

•	Negotiating stock and warrant issuances in lieu of cash dividends on our Series B & C preferred stock

•	Negotiating partial satisfaction of accounts payable balances with common stock issuances

Despite these efforts, we have experienced periods of insufficient cash to cover our operations. We continue to need to raise cash for the immediate and foreseeable future as it remains unlikely that our operations will generate sufficient cash to cover our expenses, at least until the end of the fourth quarter of 2008. We currently have issued three classes of preferred stock, various notes and debt instruments and warrants, the terms of which significantly constrict our ability to raise additional funds. We expect our primary sources of cash during the next twelve months to be:

•	accessing public and private capital markets for additional equity and/or debt financing,

•	collection of accounts receivable balances,

•	common stock warrant exercise, and

•	sales and related collection of our WiFiber products.

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

On August 23, 2007, we received a Staff Determination Letter from the Nasdaq Stock Market notifying us that we were not in compliance with continued listing standards. This letter was sent in response to our failure to file a quarterly report on Form 10-QSB for the quarter ended June 30, 2007, as required by Nasdaq Marketplace Rule 4301(c) (14). We subsequently filed our 10-QSB for the quarter ended June 30, 2007 and Nasdaq agreed that we would remain listed on the Nasdaq Stock Market. If we issue additional equity securities or debt convertible into equity securities, it is possible such securities could dilute our existing shareholders and our stock price would decrease such that we do not meet the Nasdaq listing standards. Additionally, if we file another quarterly or annual report late, Nasdaq may determine we do not meet the listing standards to remain listed on the Nasdaq Stock Market. If our securities are delisted from the Nasdaq Stock Market, they will likely trade on the Over the Counter Bulletin Board. If that occurs, shareholders may find it harder to trade our securities. Additionally, if our securities are not listed on the Nasdaq Stock Market, we may have additional difficulty raising capital through equity securities which could have an adverse effect on our operations and business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(c)(2) of Regulation S-B).

Item 3. Controls and Procedures

Evaluation of Internal Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act.

As a result of our evaluation of the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures, the amount of time that we required to complete reconciling and compiling our financial records for the third quarter of 2007 and the additional confirmatory transaction reviews and control activities discussed below, we determined that our controls and procedures were ineffective as of September 30, 2007. We had previously disclosed material weaknesses in our internal controls as of June 30, 2007.

We identified control deficiencies (a) in our procedures for reconciling and compiling our books for the third quarter of 2007, (b) in our procedures for evaluating and accounting for complex equity transactions and (c) in our ability to timely produce accurate financial statements that we believe constitute individually or in the aggregate material weaknesses (as defined by the Securities and Exchange Commission in its Release # 3449884) with respect to those matters.

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three-month and nine-month periods ended September 30, 2007, we performed additional detailed transaction reviews and control activities in connection with reconciling and compiling our financial records for the third quarter of 2007. These reviews and procedures were undertaken in order to confirm that our financial statements for the three months and nine months ended September 30, 2007 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of the accounting for complex equity transactions, account reconciliations and transactions approved by the Board of Directors, we identified several errors in the transactions recorded in our accounting records. We conducted reconciliation and review procedures and employed the services of a local accounting firm to assist us in compiling our financial statements. We have determined that these discrepancies primarily arose as a result of the following contributing factors:
•	Insufficient resources within the accounting department resulting from significant turnover related to the relocation of our corporate headquarters from Virginia to North Carolina;
•	Lack of accounting expertise at our company;
•	Human errors in entering accounting information in our system;
•	Lack of internal or external resources with expertise on the proper accounting for the complex equity transactions in which we participate;
•	Insufficient communication and documentation of our complex equity transactions; and
•	Lack of proper review of reconciliations and conclusions reached by the accounting staff.

These control deficiencies resulted in our inability to timely complete our financial statements and required significant additional resources and efforts in order to complete our financial statements.

We are addressing the control deficiencies that caused the delays in compiling and reconciling our financial records for the third quarter of 2007, through additional transaction reviews and other control and corrective actions. The additional measures that we we plan to implement to avoid these same internal control issues in the future include the following:

•	Re-engineering the accounting staff including:
o	Initiated a search for a Corporate Controller
o	Initiated a search for an Accounting Manager
o	Hired a permanent staff accountant and accounts payable clerk
•	Obtaining training on the use of our accouting system for our new accounting employees;
•	Enhancing automated procedures within our accounting system to make transaction process more efficient.; and
•	Identify and engage a firm with appropriate expertise in accounting for complex equity transactions.

The material weaknesses will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weaknesses will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weaknesses have been remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal accounting controls and procedures and our disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control over Financing Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

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

On or about May 7, 2007, we were verbally notified by our customer, the Ministry of Interior for the Kingdom of Bahrain that a Bahraini court had ordered the Ministry of the Interior to cease payments to us under certain sales orders pending resolution of a claim filed by a former reseller for our Company in the Middle East and African regions. We believe this case has no merit and we plan to vigorously defend it. No accrual has been recorded in the accompanying condensed consolidated financial statements.

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

In September 2007, several noteholders filed suit against us for approximately $147,160 of unpaid interest which is accrued in the accompanying condensed consolidated financial statements. The Company is currently in negotiation with the noteholders to settle this dispute.

Item 2. Issuance of Unregistered Securities

On September 28, 2007, we issued 249,290 shares of common stock in partial satisfaction of accounts payable to certain vendors.

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

Item 3. Defaults Upon Senior Securities

On January 28, 2005 and February 1, 2005, we issued 8% senior convertible notes and common stock warrants with an aggregate principal amount of $2,500,000, due January 28, 2008 (“Notes”), in an asset-backed financing. At September 30, 2007 the remaining outstanding principal balance on these notes is $540,000. As of September 30 2007, we had accrued but not paid a total of $264,685 that was due and payable in cash to note holders. Pursuant to terms of the debt agreements, we are in default on the convertible notes.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaBeam Corporation

Date: November 19, 2007	/s/ Louis S. Slaughter
Louis S. Slaughter
Chief Executive Officer